Form 10-Q
period 1996-03-31
ECCS INC
filed 1996-05-21
CIK 900619

                                                                  CONFORMED COPY

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996
                         Commission File No. 0-21600



                                 ECCS, INC.
       ---------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


             New Jersey                                 22-2288911
- - -------------------------------------    ---------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                 07724
- - ------------------------------------------   -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                               (908) 747-6995
                               --------------
                           (Registrant's Telephone
                        Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes:     X                                 No:
                      -----                                    -----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 1996:

Class                                        Number of Shares
- - -----                                        ----------------
Common Stock, $.01 par value                      4,298,584


                             Page 1 of 24 pages

                                   ECCS, INC.

                              TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
- - -----------------------------

    Item 1. Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     1

        Consolidated Balance Sheets as of December 31, 1995 (audited)
        and March 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . .     2

        Consolidated Statements of Operations for the
        three months ended March 31, 1995 and March 31, 1996 (unaudited)  . . . . .     3

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1995 and March 31, 1996 (unaudited)  . . . . .     4

        Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . .     5

    Item 2. Management's Discussion and Analysis
            of Results of Operations and Financial Condition  . . . . . . . . . . .    11

        Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .    11

        Liquidity and Capital Resources   . . . . . . . . . . . . . . . . . . . . .    13

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
- - --------------------------

    Item 5. Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . .    16

    Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .    21

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
- - ----------

                         PART I.  FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS.

                                   ECCS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                               December 31,        March 31,
                                                                                   1995              1996
                                                                               ------------       -----------
                                                                                                  (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,514           $ 1,492
  Accounts receivable, less allowance for doubtful accounts of
   $226 in 1995 and $190 at March 31, 1996  . . . . . . . . . . . . . . . .         2,767             2,190
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,854             3,300
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           269               186
  Other receivables, less allowance for doubtful accounts of
   none in 1995 and none at March 31, 1996  . . . . . . . . . . . . . . . .            34                21
                                                                                  -------           -------
                                                                                    9,438             7,189

Property, plant and equipment (net) . . . . . . . . . . . . . . . . . . . .         1,311             1,263
Investment in real estate (net) . . . . . . . . . . . . . . . . . . . . . .           714                --
Capitalized software (net)  . . . . . . . . . . . . . . . . . . . . . . . .           919               911
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            53                57
                                                                                  -------           -------
     Total Assets                                                                 $12,435           $ 9,420
                                                                                  =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,849           $ 1,102
  Payable to AT&T Commercial  . . . . . . . . . . . . . . . . . . . . . . .         1,254               281
  Current portion of mortgage payable . . . . . . . . . . . . . . . . . . .           502                --
  Current portion of capital lease obligations  . . . . . . . . . . . . . .            78               116
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .         3,631             2,829
  Customer deposits, advances and other credits . . . . . . . . . . . . . .           990             1,228
                                                                                  -------           -------
                                                                                    8,304             5,556

Capital lease obligations, net of current portion . . . . . . . . . . . . .            50                62
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           165               163
                                                                                  -------           -------
                                                                                    8,519             5,781

Cumulative redeemable convertible preferred stock, $.01 par value per share
   Authorized, 3,000,000;
   Issued and outstanding, 1,600,000 shares . . . . . . . . . . . . . . . .            16                16
Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . .         1,778             1,822
                                                                                  -------           -------
                                                                                    1,794             1,838
                                                                                  -------           -------

Shareholders' Equity:
  Common stock, $.01 par value per share
   Authorized, 20,000,000 shares;
   Issued and outstanding, 4,277,975 shares at December 31, 1995
   and 4,295,584 at March 31, 1996  . . . . . . . . . . . . . . . . . . . .            43                43
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .         9,974            10,011
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,895)           (8,253)
                                                                                  -------           -------

                                                                                    2,122             1,801
                                                                                  -------           -------
     Total Liabilities and Shareholders' Equity                                   $12,435           $ 9,420
                                                                                  =======           =======


                See notes to consolidated financial statements.

                                   ECCS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                     For the Three          For the Three
                                                      Months Ended           Months Ended
                                                     March 31, 1995         March 31, 1996
                                                     --------------         --------------
Net sales . . . . . . . . . . . . . . .              $      9,083           $       5,105
Cost of sales . . . . . . . . . . . . .                     7,001                   3,528
                                                     ------------           -------------

  Gross profit  . . . . . . . . . . . .                     2,082                   1,577

Operating expenses:
  Selling, general & administrative . .                     2,375                   1,522
  Research & development  . . . . . . .                       203                     271
                                                     ------------           -------------

Operating loss  . . . . . . . . . . . .                      (496)                   (216)

  Net interest expense  . . . . . . . .                       147                      97
                                                     ------------           -------------


  Net loss  . . . . . . . . . . . . . .              $       (643)          $        (313)
                                                     ============           =============

Net loss per share  . . . . . . . . . .              $      (0.15)          $       (0.08)
                                                     ============           =============

Weighted average number of common and
  common equivalent shares  . . . . . .                     4,216                   4,281
                                                     ============           =============





                See notes to consolidated financial statements.

                                   ECCS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                  Three Months Ended       Three Months Ended
                                                                                    March 31, 1995           March 31, 1996
                                                                                  ------------------       ------------------
Cash flows from operating activities:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $        (643)             $     (313)
  Adjustment to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .                   275                     322
    Gain on sale of Illinois property   . . . . . . . . . . . . . . . . . .                    --                     (84)
    Deferred rent expense   . . . . . . . . . . . . . . . . . . . . . . . .                    (2)                     (2)
    Decrease in accounts receivable   . . . . . . . . . . . . . . . . . . .                 3,843                     577
    Decrease in inventories   . . . . . . . . . . . . . . . . . . . . . . .                 1,781                   1,554
    Decrease in income taxes refunded   . . . . . . . . . . . . . . . . . .                   854                      --
    (Increase) decrease in prepaid expenses and other   . . . . . . . . . .                    (3)                     83
    Decrease in other receivables   . . . . . . . . . . . . . . . . . . . .                   469                      13
    Decrease (increase) in other assets   . . . . . . . . . . . . . . . . .                     1                      (4)
    Increase in payable to AT&T Commercial  . . . . . . . . . . . . . . . .                (2,394)                   (973)
    Increase in accounts payable and accrued liabilities  . . . . . . . . .                (1,767)                   (802)
    (Decrease) increase in customer deposits, advances and other credits  .                  (395)                    238
                                                                                    --------------             ----------
Net cash provided by operating activities . . . . . . . . . . . . . . . . .                 2,019                     609
                                                                                    -------------              ----------

Cash flows from investing activities:
  Additions to property, plant and equipment  . . . . . . . . . . . . . . .                   (65)                    (61)
  Increase in investment in real estate   . . . . . . . . . . . . . . . . .                     2                      --
  Proceeds from sale of Illinois property   . . . . . . . . . . . . . . . .                    --                     798
  Additions to capitalized software   . . . . . . . . . . . . . . . . . . .                   (44)                   (128)
                                                                                    -------------              ----------
Net cash (used in) provided by investing activities . . . . . . . . . . . .                  (107)                    609
                                                                                    -------------              ----------

Cash flows from financing activities:
  Borrowings under revolving credit agreement   . . . . . . . . . . . . . .                10,908                   3,908
  Repayments under revolving credit agreement   . . . . . . . . . . . . . .               (12,420)                 (4,655)
  Repayment of  mortgage payable  . . . . . . . . . . . . . . . . . . . . .                    --                    (502)
  Issuance of common stock and exercise of employee stock options   . . . .                    --                      37
  Repayment of capital lease obligations  . . . . . . . . . . . . . . . . .                   (31)                    (28)
                                                                                    -------------              ----------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . .                (1,543)                 (1,240)
                                                                                    -------------              ----------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .                   369                     (22)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .                 1,670                   1,514
                                                                                    -------------              ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .         $       2,039              $    1,492
                                                                                    =============              ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $         170              $      170
                                                                                    =============              ==========





                See notes to consolidated financial statements.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1995 and March 31, 1996 is unaudited)

NOTE 1 - BASIS OF PRESENTATION:

         The information presented for March 31, 1995 and March 31, 1996 and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1995 and March 31, 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-K.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Organization and Business

         ECCS, Inc. ("ECCS" or the "Company") provides systems integration solutions that feature high-availability mass storage enhancement products including those designed and manufactured by the Company, as well as value-added resales of UNIX-based computer systems, networking, connectivity, peripheral products and enterprise management software. Notable features related to ECCS' high-availability mass storage enhancement products include RAID 10, Split Mirror (TM), Single Button Rebuild, and Status Monitor software. ECCS provides CPU Systems from AT&T, SUN and IBM long with offering systems integration services that feature custom design and support of high availability operating environments which include such features as automatic server failover, hot-swappable component replacement, and on-line system maintenance. ECCS currently focuses its marketing and sales efforts on corporate end-user accounts and organizations selling to federal government customers. The Company conducts sales and marketing from its corporate headquarters in New Jersey and from its offices in Alpharetta, Georgia and Arlington, Virginia. ECCS' reseller

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1995 and March 31, 1996 is unaudited)

relationship with Computer Associates provides ECCS' customers with a software tool (CA-Unicenter), which allows a distributed open systems environment to be managed from one central location, thereby integrating servers, the Company's high-availability mass storage subsystems, system security and other critical system administration functions all under one umbrella.

         (b)  Cash and Cash Equivalents

         The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

         (c)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes invoiced amounts plus capitalized labor, freight and overhead related to purchasing, distribution and manufacturing activities.

         Inventories consist of the following (in thousands):

                                                                   December 31,            March 31,
                                                                       1995                  1996
                                                                   -------------         -------------
                                                                                          (unaudited)
Purchased parts   . . . . . . . . . . . . . . . . . . . . . . . .   $     2,538               $  2,105
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . .         3,129                  1,996
                                                                    -----------               --------
                                                                          5,667                  4,101
  Less: inventory valuation reserve   . . . . . . . . . . . . . .           813                    801
                                                                    -----------               --------
                                                                    $     4,854               $  3,300
                                                                    ===========               ========

         (d)  Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

         Equipment under capital leases is recorded at the lower of fair value or present value of minimum lease payments at the inception of the lease. Amortization of the leased property is computed using the straight-line method over the term of the lease.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1995 and March 31, 1996 is unaudited)

         (e)  Investment in Real Estate

         In 1993, the Company made a $753,000 investment in real estate, including building and land. Depreciation on the building is recognized on a straight line basis over the estimated useful life of 31.5 years. On March 19, 1996, the Company sold its Romeoville, Illinois property for gross proceeds of $855,000. These proceeds were used to pay off the mortgage in full. Net cash proceeds to the Company were approximately $270,000.

         (f)  Software Development Costs

         The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $77,000 and $136,000 for the periods ending March 31, 1995 and March 31, 1996, respectively. At December 31, 1995 and March 31, 1996, the Company had capitalized $1,574,000 and $1,702,000 software development costs, respectively, of which $655,000 and $791,000 had been amortized, respectively.

         (g)  Revenue Recognition

         In general, revenue is recognized upon shipment of the product or system or as services are provided. Revenues related to maintenance contracts are recognized over the respective terms of the maintenance contracts. Revenue for certain major product enhancements and major new product offerings, for which the Company believes that significant product development risks may exist which can realistically only be addressed during live beta testing at end-user sites, generally is not recognized until successful completion of such end-user beta testing.

         (h)  Warranty

         Estimated future warranty obligations related to ECCS products are provided by charges to operations in the period the related revenue is recognized.

         (i)  Research and Development Costs

         Research and development costs are expensed as incurred, except for software development costs which are accounted for as noted in (f) above.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1995 and March 31, 1996 is unaudited)

         (j)  Income Taxes

         The Company has adopted the provisions of SFAS No. 109 in accounting for income taxes. This statement requires an asset and liability approach for financial accounting and reporting for income taxes. At the end of 1995, the Company had a net operating loss carryforward of approximately $7,300,000. The Internal Revenue Service allows this loss to be carried forward to subsequent periods in which the Company has taxable income. However, due to the recent private placements (see Notes 4 and 5), the Internal Revenue Service may limit the Company's ability to offset taxable income in future periods against the loss carryforward.

         (k)  Per Share Information

         Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. To the extent common share equivalents are anti-dilutive, they are not included in the calculation. Common share equivalents result from outstanding options and warrants to purchase common stock and from redeemable convertible preferred stock. In determining net loss per share, aggregate preferred stock dividends (see Note 4) of $32,000, although not declared by the Company's Board of Directors or paid by the Company, were used to derive the Company's earnings per share for the three-month period ended March 31, 1996.

NOTE 3 -- LITIGATION

         On March 23, 1993, the Company was served with a complaint in which a terminated employee of the Company alleges that the Company fraudulently induced him to join the Company and negligently misrepresented the Company, its products and markets and the position offered. The plaintiff seeks an unspecified amount of damages, including punitive damages and costs. The Company intends to deny the allegations made and to defend vigorously the action. The Company does not believe that the outcome of the action will be material.

         On July 10, 1995, the Company filed a complaint against a customer for non-payment of invoices relating to products shipped by the Company in the first quarter of 1995. On August 11, 1995, such customer filed a counterclaim against the Company alleging breach of contract. The Company intends to deny the allegations made and to defend vigorously the action. The Company does not believe that the outcome of the action will be material.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1995 and March 31, 1996 is unaudited)

NOTE 4 -- CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On May 19, 1995, 1,600,000 shares of the Company's Preferred Stock was designated as 6% Cumulative Redeemable Convertible Preferred Stock, Series B ("Series B Preferred Stock"). Such shares were issued on May 19, 1995. The Series B Preferred Stock is redeemable by the Company, at its option, after one year at $1.25 per share, or $2 million in the aggregate, plus any accrued and unpaid dividends. In addition, it is mandatorily redeemable four years from the date of issuance at the same amounts. At any time, the Series B Preferred Stockholders may convert their Series B Preferred Stock into Common Stock, at the rate of one for one. The Company has reserved 1,600,000 shares of Common Stock for the conversion of the outstanding Series B Preferred Stock (See also
Note 5).

         Dividends are calculated at $0.02 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends.

         In the event of liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders shall be entitled to receive prior and in preference to Common Stockholders (See also Note 5).

NOTE 5 -- SUBSEQUENT EVENT

         On May 17, 1996, the Company's Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein.

         On May 17, 1996, 500,000 shares of the Company's Preferred Stock was designated as Series C Preferred Stock. 462,512 of such shares were issued into escrow on May 17, 1996 at a price per share of $6.00. Dividends with respect to such shares are calculated based on $.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. At any time, the Series C Preferred Stockholders may convert their Series C Preferred Stock into Common Stock, at the rate of four shares of Common Stock for each share of Series C Preferred Stock. However, upon the consummation of a public offering that meets certain terms, as defined, the Series C Preferred Stock will automatically convert. The Company has reserved 2,000,000 shares of Common Stock for the conversion of the outstanding Series C Preferred Stock. The 462,512 shares of outstanding Series C Preferred Stock would convert into 1,850,048 shares of Common Stock. The shares of Series C Preferred Stock and the proceeds thereof will be released from escrow: (a) assuming an exception from shareholder approval is granted by Nasdaq, not earlier than ten days after the Company has distributed the

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1995 and March 31, 1996 is unaudited)

notice to shareholders required in connection with such an exception; or (b) assuming the shareholder approval exception is not granted, not later than two business days after such denial. In the event the Company does not receive an exception from shareholder approval from Nasdaq and the Company issues the shares of Series C Preferred Stock without shareholder approval, such issuance would be a breach of the listing agreement with Nasdaq and the Company could be delisted from the Nasdaq National Market. The Company's Board of Directors has determined that the issuance of the shares of Series C Preferred Stock without shareholder approval is neccessary for the continued financial viability of the Company.

         In the event of liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders and Series C Preferred Stockholders, on a pro rata basis, shall be entitled to receive prior and in preference to Common Stockholders.

         On May 9, 1996, as part of its reevaluation of its credit position, AT&T-CFC agreed to provide a $750,000 direct line of credit, and a direct pay line of credit of $1,250,000, which requires a deposit of the proceeds of sales directly into AT&T-CFC's lockbox. Such line of credit has the same financial covenants as the Company's previous line of credit with AT&T-CFC. Upon the consummation of the sale into escrow of 462,512 shares of 6% Cumulative Convertible Preferred Stock, Series C at a price per share of $6.00, the direct pay line of credit was terminated and the general line of credit was increased to $2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1995 and March 31, 1996

         Net Sales

         Net sales decreased by approximately $3,978,000, or 43.8%, in the three months ended March 31, 1996, as compared to net sales in the three months ended March 31, 1995. The decrease in 1996 resulted primarily from a $4,373,000 decrease in communications sector sales, and a $250,000 decrease in commercial sector sales, offset, in part by an increase in federal sector sales of $380,000 and an increase in sales to alternate channel partners of $265,000. The reductions in sales involved primarily reductions in system orders and shipments which incorporated NCR products.

         A substantial portion of sales made to customers in the communications sector were sales to multiple AT&T business units. In the three months ended March 31, 1996 and March 31, 1995, 19% and 55% of net sales, respectively, were made to these multiple AT&T entities. The Company believes that much of the downward pressure on sales to the multiple AT&T business units is attributable to intense increased competition from the NCR sales force. The Company earlier reported that, in October 1993, NCR announced a major company restructuring.
At that time, the Company stated that although it was unable to determine the impact, if any, that would result from such announced restructuring, there could be no assurance that such restructuring by the Company's leading vendor would not have an adverse impact on the Company's results of operations in ensuing quarters. Also, in its Annual Report for the year ended December 31, 1994, the Company reported that NCR revised its policies related to sales of NCR products to other AT&T business units. At that time, the Company announced that it believed that such restructuring and policy changes created intense additional competition for the Company, particularly with respect to sales into AT&T business units, and that such AT&T business units have begun purchasing a greater portion of NCR computer equipment directly from NCR. Accordingly, the Company has, in general, experienced declining sales to multiple AT&T business units, increased downward price pressure on such sales and declining profitability on its sales of NCR computer equipment into AT&T business units.

         In September 1995, NCR announced another major corporate restructuring including significant layoffs and the elimination of certain products; and AT&T announced a major restructuring plan which includes the spin-off to its shareholders of NCR and AT&T's Network Systems Communications Products group. The Company believes that disruption and uncertainties resulting from these AT&T and NCR restructurings resulted in a materially adverse impact on the Company's new orders and shipments during the first quarter of 1996. Although the Company cannot predict the impact, if any, of these same influences in the second quarter of 1996 and beyond, the Company's results of operations may be adversely affected.

         The Company's value added reseller agreement with NCR is terminable by either party upon 90 days prior written notice. To date, the Company has received no indication from NCR that it intends to terminate such agreement. There can be no assurance, however, that the agreement will not be terminated in the future, particularly in light of the AT&T restructuring and the uncertainties that result therefrom. In such event, the Company's business would be materially adversely affected.

         An integral part of the Company's strategy is to continue to seek to diversify its customer base and to increase direct commercial and federal sector sales and sales through alternate channel partners. As part of the Company's strategic turnaround plans, the Company, in addition to striving to expand sales of its own mass storage enhancement products, has been endeavoring to broaden its markets and expand its product and service offerings. During the third quarter of 1995, the Company took additional steps toward these goals of broadening its potentially available market and expanding its product and service offerings by becoming an IBM Industry Remarketer Affiliate for the IBM RISC System/6000, establishing a reseller relationship with Computer Associates for its Unicenter product which allows centralized management of distributed open systems computing environments and entering into a business partner agreement with CLAM Associates, which provides a software product that allows automatic server failover for IBM RS/6000s in clustered environments. In addition, the Company announced a high-performing, easy-to-administer, mid-range RAID subsystem targeted to address the high-availability requirements of Sun Microsystems customers. There can be no assurance that the Company will be able to successfully implement this strategy.

         Gross Profit

         The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products. The Company's gross profit decreased by approximately $505,000 in the three months ended March 31, 1996 to gross profit of approximately $1,577,000 in the three months ended March 31, 1996 from $2,082,000 in the three months ended March 31, 1995. The decrease in the 1996 period resulted from decreased sales volume, offset, in part, by an increase in gross margin percentage. The Company's gross margin percentage increased to 30.9% in the three months ended March 31, 1996, as compared to 22.9% in the corresponding period of the prior year. The increase in gross margin percentage is due primarily to a shift in product mix toward sales of the Company's own mass storage enhancement products, which generally have higher gross margins than those realized on the sales of NCR based systems.

         Operating Expenses

         Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related employee benefits, payroll taxes and other administrative and overhead costs. Selling, general and administrative expenses increased as a percentage of net sales in the three months ended March 31, 1996, representing 29.8% of net sales, an increase of 3.7 percentage points from the three months ended March 31, 1995. The increase was due principally to lower sales volume in the 1996 period as compared to the same period in 1995. Selling, general and administrative expenses decreased in absolute dollars by $853,000 from

$2,375,000 in the three months ended March 31, 1995 to $1,522,000 in the three months ended March 31, 1996 due to management efforts to control such costs and lower sales commissions due to reduced sales volume. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 66.0% and 67.7% of such expenses in the three months ended March 31, 1996 and March 31, 1995, respectively.

         Research and development expenses consist primarily of the costs associated with research and development personnel. These expenses have increased in the past three years as the Company continued to enhance its tape backup devices and focused on the development of its RAID products and technology. Although research and development expenses were a small percentage of the Company's net sales in the first quarter of 1996, such expenses represented approximately 6.1% of the net sales of the Company's mass storage enhancement products (8.6% including the amount capitalized in the three month period ended March 31, 1996 in accordance with SFAS No. 86). The Company expects to continue to devote greater resources to product development in the future.

         Interest Expense

         Interest expense for the three months ended March 31, 1996 decreased by $50,000 as compared to the three months ended March 31, 1995, due principally to decreased inventory carrying levels resulting in a decrease in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $1.6 million at March 31, 1996 and $1.1 million at December 31, 1995, respectively.

         Since its inception, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through both private sales and a public offering of equity securities. However, during 1994 and continuing through 1995, the Company's liquidity condition impaired its ability to fund operations and the Company remains dependent on its ability to finance accounts receivable and certain inventory.

         During the three months ended March 31, 1996, the Company relied on extended payment terms from AT&T Commercial Finance Corporation for 27.9% of its inventory acquisitions. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. In addition, the value of the inventory upon which AT&T-CFC has a first priority lien must be at least equal to the amount of credit extended (not including unbilled approvals) by AT&T-CFC. The Company's obligations under such agreement include the obligation to pay one-half of any advance within 30 days from the date of such advance and the remaining one-half within 60 days from the date of such advance. As of March 31, 1996, the Company owed approximately $281,000 under this credit line. The Company's available credit line for inventory acquisitions through AT&T-CFC was

$5.5 million, including a $500,000 overline amount. The agreement with AT&T-CFC contains a total assets to debt ratio requirement, a total inventory to debt ratio requirement and a net worth requirement. As of December 31, 1995 and March 31, 1996, the Company was in default with respect to its net worth requirement. On May 6, 1996, AT&T-CFC waived such default through June 30, 1996. On May 9, 1996, as part of its reevaluation of its position, AT&T-CFC agreed to provide a $750,000 direct line of credit, and a direct pay line of credit of $1,250,000, which requires the deposit of the proceeds of sales directly into AT&T-CFC's lockbox. Such line of credit has the same financial covenants as the Company's previous line of credit with AT&T-CFC. On May 17, 1996, simultaneously with the consummation of the sale of shares of 6% Cumulative Convertible Preferred Stock, Series C, the direct pay line of credit was terminated, the general line of credit was increased to $2 million and the Company was in compliance with the net worth covenant. Such agreement expires on March 31, 1997 and may be renewed on such date.

         In addition, pursuant to an agreement with AT&T GIS, AT&T GIS has agreed to supply product directly to the Company under either a consignment or agency relationship, at the discretion of AT&T GIS, if AT&T-CFC ceases to provide inventory financing to the Company for any reason other than the failure of the Company to make timely payments. Under a consignment relationship, AT&T GIS will provide product to ECCS to cover ECCS' delivery schedule, as defined by signed purchase orders received by the Company to fulfill product deliveries within 30 days. Consigned inventory must be kept separate from the Company's inventory. The consignment arrangement is available until May 1996, but may be terminated earlier by AT&T GIS if payment is not made by ECCS within 30 days of the sale of the consigned inventory, or if there is a material shortage discovered in the consignment inventory that is not cured within 15 days. Under an agency relationship, AT&T GIS would provide equipment directly to customers of the Company and would remit payment to the Company after deducting equipment costs, freight and taxes. The agency relationship is available until May 1996. The Company does not expect to renew these arrangements in 1996. The Company does not believe the loss of these arrangements will have a material adverse effect on the Company's ability to obtain inventory.

         The Company also has a financing facility with Fidelity Funding of California, Inc. ("Fidelity") which provides for a maximum accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. In addition, the agreement requires a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The financing facility agreement is for a period of three years and the obligations under such agreement are collateralized by substantially all of the assets of the Company. The agreement does not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments.

         AT&T-CFC and Fidelity have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

         On May 19, 1995, the Company consummated a private placement of 6% Cumulative Convertible Redeemable Preferred Stock, Series B (the "Series B Stock") pursuant to which the Company issued and sold to certain investors 1,600,000 shares of Series B Stock at a price per share of $1.25. On May 17, 1996, the Company's Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein.

         On May 17, 1996, the Company consummated a private placement of Series C Preferred Stock, pursuant to which the Company issued and sold to certain investors 462,512 shares of Series C Preferred Stock at a price per share of $6.00. Dividends with respect to such shares are calculated based on $.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. At any time, the Series C Preferred Stockholders may convert their Series C Preferred Stock into Common Stock, at the rate of four shares of Common Stock for each share of Series C Preferred Stock. However, upon the consummation of a public offering that meets certain terms, as defined, the Series C Preferred Stock will automatically convert.
The shares of Series C Preferred Stock and the proceeds thereof will be released from escrow: (a) assuming an exception from shareholder approval is granted by Nasdaq, not earlier than ten days after the Company has distributed the notice to shareholders required in connection with such an exception; or
(b) assuming the shareholder approval exception is not granted, not later than two business days after such denial. In the event the Company does not receive an exception from shareholder approval from Nasdaq and the Company issues the shares of Series C Preferred Stock without shareholder approval, such issuance would be a breach of the listing agreement with Nasdaq and the Company could be delisted from the Nasdaq National Market. The Company's Board of Directors has determined that the issuance of the shares of Series C Preferred Stock without shareholder approval is neccessary for the continued financial viability of the Company.

         On March 31, 1996, the Company's cash balance was approximately $1.5 million.

         The Company had, as of March 31, 1996, invested $139,000 in capital equipment and leasehold improvements. Capital expenditures for 1996 are expected to be approximately $288,000, although such amounts are not subject to formal commitments. There are no other material commitments for capital expenditures currently outstanding.

         The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months. However, the Company is not able, at this time, to assess the impact on the Company, if any, as a result of the AT&T restructurings announced by AT&T and NCR during the third quarter of 1995. Such restructurings have created added uncertainty for the Company and there can be no assurance that the Company's business will not be materially adversely affected by such restructurings.

                          PART II.  OTHER INFORMATION

ITEM 5.      OTHER INFORMATION.

         On May 17, 1996, the Company consummated a private placement of Series C Preferred Stock through Unterberg Harris ("Unterberg"), pursuant to which the Company issued and sold to certain investors 462,512 shares of Series C Preferred Stock at a price per share of $6.00. Dividends with respect to such shares are calculated based on $.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends.
At any time, the Series C Preferred Stockholders may convert their Series C Preferred Stock into Common Stock, at the rate of four shares of Common Stock for each share of Series C Preferred Stock. However, upon the consummation of a public offering that meets certain terms, as defined, the Series C Preferred Stock will automatically convert. The shares of Series C Preferred Stock and the proceeds thereof will be released from escrow: (a) assuming an exception from shareholder approval is granted by Nasdaq, not earlier than ten days after the Company has distributed the notice to shareholders required in connection with such an exception; or (b) assuming the shareholder approval exception is not granted, not later than two business days after such denial. In the event the Company does not receive an exception from shareholder approval from Nasdaq and the Company issues the shares of Series C Preferred Stock without shareholder approval, such issuance would be a breach of the listing agreement with Nasdaq and the Company could be delisted from the Nasdaq National Market. The Company's Board of Directors has determined that the issuance of the shares of Series C Preferred Stock without shareholder approval is neccessary for the continued financial viability of the Company.

         To the Company's knowledge, the investors used their own funds to purchase the Series C Preferred Stock. The investors and number of shares of Series C Preferred Stock purchased by each are as follows:

                                                            Number of Shares of
Name                                                  Series C Preferred Stock Purchased
- - ----                                                  ----------------------------------
Unterberg Harris                                                    68,667
Private Equity Partners, L.P. ("UHLP")
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Unterberg Harris
Private Equity Partners, C.V. ("UHCV")                              14,667
c/o Administrator N.V.
NV FIDES
PO Box 4905
PIETERMAAI # 15
Curacao, NV

                                                            Number of Shares of
Name                                                  Series C Preferred Stock Purchased
- - ----                                                  ----------------------------------
Unterberg Harris LLC ("UHLLC")                                      16,667
Swiss Bank Tower
10 East 5Oth Street
22nd Floor
New York, NY 10022

Emily Unterberg Satloff                                              8,334
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Ellen Unterberg Celli                                                8,334
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Thomas I. Unterberg                                                 33,334
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Bella and Israel Unterberg                                          16,667
    Foundation 2
c/o Thomas I. Unterberg
Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

John Rosenthal                                                      16,667
c/o Burnham Securities
1325 Avenue of the Americas
New York, NY 10019

E&M RP Trust                                                        66,667
c/o Edmund Shea
655 Brea Canyon Road
Walnut, CA 71789

                                                            Number of Shares of
Name                                                  Series C Preferred Stock Purchased
- - ----                                                  ----------------------------------
Solar Group S.A.                                                    16,667
Wind N Sea
14 Camden North
Paget
Bermuda DV-03

IRA Stephen Von Bargen                                               2,500
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022


IRA Andrew Arno                                                      4,167
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

401K Andrew Arno                                                     4,167
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Jesse Arno UGMA                                                      1,667
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Matthew Arno UGMA                                                    1,667
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Elizabeth Arno                                                       3,334
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor New York, NY 10022

                                                            Number of Shares of
Name                                                  Series C Preferred Stock Purchased
- - ----                                                  ----------------------------------
George Hiscock UGMA                                                  1,667
c/o Unterberg Harris
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Gail Rineberg Trust                                                  8,334
7475-9 East Gainey Ranch Road
Scottsdale, AZ 85258

Bernard Rineberg                                                     4,167
31 Governoris Lane
Princeton, NJ 08540

M.S.I. Investments Limited                                          16,667
c/o Inveco International, Inc.
Mr. Hillel Peled, President
505 Park Avenue
New York, NY 10022

IRA Lewis Rabinowitz                                                12,500
c/o R. Lewis Securities
950 Third Avenue
22nd Floor
New York, NY 10022

Unterberg Harris 401(K) Profit Sharing Plan                          5,000
  dated 10/26/90 FBO: Robert Matluck,
  R. Harris and T. Unterberg TTEE
188 Chichester Road
New Canaan, CT 06840

Dr. Gershon A. Stern                                                16,667
1171 East Landis Avenue
Vineland, NJ 08360

Dr. Robert Stern                                                     8,334
4 Dorset Drive
Voorhees, NJ 08043

Genesis Capital Mgmt.                                               33,334
120 Broadway
Suite 7001
New York, NY 10271

Estelle E. Konviser                                                  1,667
8701 Bergenline Avenue
North Bergen, NJ 07047

                                                            Number of Shares of
Name                                                  Series C Preferred Stock Purchased
- - ----                                                  ----------------------------------
Matthew Matluck                                                      3,334
254 East 68th Street
Apt. 23D
New York, NY 10021

Edward Moses                                                         3,334
141 West Palmer Avenue
West Long Branch, NJ 07764

S. Marcus Finkle                                                    25,000
117 AABC
Suite 311
Aspen, CO 81611

John Dexheimer                                                       2,500
Private Equity Partners, L.P.
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Brian Goldman                                                        2,500
Private Equity Partners, L.P.
Swiss Bank Tower
10 East 50th Street
22nd Floor
New York, NY 10022

Tiedemann McCabe Global Telecom L.P.                                33,334
c/o Jay McCabe
Tiedemann Boltress
535 Madison Avenue
New York, NY 10022

         Upon consummation of the transaction, the investors own 36.9% of the capital stock of the Company on an as-converted to Common Stock basis. Of such investors, UHLP, UHCV and UHLLC are controlled by Unterberg. As a result of the transaction, Unterberg beneficially owns approximately 1,400,000 shares, or 15.0% of the capital stock of the Company on an as-converted to Common Stock basis.

         Holders of Series C Preferred Stock and Series B Stock, voting as a class, have the right to elect two members of the Board of Directors of the Company, who may not be removed except by the affirmative vote of the holders of such classes of stock.

         The vote of 66 2/3% of the holders of Series C Preferred Stock is required in order for the Company to: (i) amend the Certificate (other than an amendment which changes the dividend payable on or the liquidation preference of the Series C Preferred Stock, for which the vote of 80% of the holders of Series C Preferred Stock is required);
(ii) create a class of stock ranking senior or equal to the Series C Preferred Stock; (iii) redeem or acquire shares of its capital stock or issue any capital stock or securities exchangeable into capital stock (with certain exceptions);
(iv) cancel any material indebtedness (with certain exceptions); (v) permit or allow any liens, encumbrances or other restrictions with respect to its assets, except in the ordinary course of business; and (vi) sell or transfer all or substantially all of its assets or merge or consolidate with another corporation, or undertake any reclassification or recapitalization with respect to its capital stock.

         The Series C Preferred Stock is: (i) convertible to Common Stock at the option of the holders thereof at any time on a four-for-one basis (subject to change if the Conversion Price changes); and (ii) automatically convertible (on the same basis as set forth in the preceding section (i)) to Common Stock upon the consummation of a public offering of Common Stock at a per share price of not less than $4.00 and resulting in aggregate gross proceeds to the Company of at least $5,000,000.

         Subject to certain conditions, Holders of Series C Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more. Also, subject to certain conditions, the holders of Series C Preferred Stock have certain demand and piggyback registration rights.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

         None.

         (b)     Reports on Form 8-K.

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ECCS, Inc.



DATE: May 20, 1995                 By:  /s/ Michael E. Faherty
                                      ------------------------
                                      Michael E. Faherty, Chairman of
                                      the Board and Chief Executive Officer
                                      (Principal Executive Officer)




DATE: May 20, 1996                 By:  /s/ Louis J. Altieri
                                      ------------------------------------------
                                      Louis J. Altieri, Vice President, Finance
                                      and Administration (Principal Financial
                                      and Accounting Officer)