Form 10-Q
period 1996-06-30
ECCS INC
filed 1996-08-14
CIK 900619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                          Commission File No. 0-21600

                                   ECCS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        New Jersey                                                  22-2288911
- -------------------------------                          -----------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer Identification No.)
Incorporation or Organization)


One Sheila Drive, Tinton Falls, New Jersey                            07724
- ------------------------------------------                         ----------
(Address of Principal Executive Offices)                           (Zip Code)


                                 (908) 747-6995
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes:  X   No:
                                    ----     ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1996:

               Class                                         Number of Shares
               -----                                         ----------------
    Common Stock, $.01 par value                                 4,333,171

                               Page 1 of 24 Pages

                                   ECCS, INC.

                               TABLE OF CONTENTS


                                                                                                   Page
PART I. FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

    Item 1.     Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

         Consolidated Balance Sheets as of December 31, 1995 (audited)
         and June 30, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

         Consolidated Statements of Operations for the
         three months ended June 30, 1995 and June 30, 1996
         and for the six months ended June 30, 1995 and
         June 30, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 1995 and June 30, 1996 (unaudited). . . . . . . . . . . . . .      4

         Notes to Consolidated Financial Statements (unaudited). . . . . . . . . . . . . . . . .      5

    Item 2.     Management's Discussion and Analysis
                of Results of Operations and Financial Condition . . . . . . . . . . . . . . . .     11
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
         Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

    Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

    Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

    Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .     23

SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

                         PART I.  FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS.

                                   ECCS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                             December 31,          June 30,
                                                                                 1995                1996
                                                                             -----------         -----------
                                                                                                 (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $1,514             $4,800
    Accounts receivable, less allowance for doubtful accounts of
      $226 in 1995 and $215 at June 30, 1996 . . . . . . . . . . . . . . .       2,767              6,362
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,854              2,801
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         269                395
    Other receivables, less allowance for doubtful accounts of
      none in 1995 and none at June 30, 1996 . . . . . . . . . . . . . . .          34                 55
                                                                               -------            -------
                                                                                 9,438             14,413
Property, plant and equipment (net). . . . . . . . . . . . . . . . . . . .       1,311              1,243
Investment in real estate (net). . . . . . . . . . . . . . . . . . . . . .         714                 --
Capitalized software (net) . . . . . . . . . . . . . . . . . . . . . . . .         919                913
Other assets     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          53                 52
                                                                               -------            -------
          Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .     $12,435            $16,621
                                                                               =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Loans payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,849             $3,388
    Payable to AT&T Commercial . . . . . . . . . . . . . . . . . . . . . .       1,254                335
    Mortgage payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         502                 --
    Current portion of capital lease obligations . . . . . . . . . . . . .          78                116
    Accounts payable and accrued liabilities . . . . . . . . . . . . . . .       3,631              4,807
    Customer deposits, advances and other credits. . . . . . . . . . . . .         990              1,339
                                                                               -------            -------
                                                                                 8,304              9,985

Capital lease obligations, net of current portion. . . . . . . . . . . . .          50                 40
Deferred rent    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         165                161
                                                                               -------            -------
                                                                                 8,519             10,186

Series B cumulative redeemable convertible preferred stock, $.01 par value per share, Authorized, 3,000,000 shares;
    Issued and outstanding, 1,600,000 shares at December 31, 1995. . . . .          16                 --
Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . .       1,778                 --
                                                                               -------            -------
                                                                                 1,794                 --
                                                                               -------            -------
Shareholders' Equity:
    Preferred stock, $.01 par value per share
      Authorized, 3,000,000 shares;
    Series B cumulative convertible preferred stock, $.01 par value per
      share, Issued and outstanding, 1,600,000 shares at June 30, 1996 . .          --                 16
    Series C cumulative convertible preferred stock, $.01 par value per
      share Issued and outstanding, 500,000 shares at June 30, 1996. . . .          --                  5
    Common stock, $.01 par value per share
      Authorized, 20,000,000 shares;
    Issued and outstanding, 4,277,975 shares at December 31, 1995
      and 4,333,171 at June 30, 1996 . . . . . . . . . . . . . . . . . . .          43                 43
    Capital in excess of par value - preferred . . . . . . . . . . . . . .          --              4,521
    Capital in excess of par value - common. . . . . . . . . . . . . . . .       9,974             10,120
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,895)            (8,270)
                                                                               -------            -------
                                                                                 2,122              6,435
                                                                               -------            -------
          Total Liabilities and Shareholders' Equity . . . . . . . . . . .     $12,435            $16,621
                                                                               =======            =======

                See notes to consolidated financial statements.

                                   ECCS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                For the Three             For the Six
                                                            Months Ended June 30,    Months Ended June 30,
                                                            ---------------------    ---------------------
                                                              1995         1996        1995         1996
                                                            --------     --------    --------     --------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .    $  9,290     $  7,733    $ 18,373     $ 12,838
Cost of sales. . . . . . . . . . . . . . . . . . . . . .       6,621        5,203      13,622        8,731
                                                            --------     --------    --------     --------

    Gross profit . . . . . . . . . . . . . . . . . . . .       2,669        2,530       4,751        4,107

Operating expenses:
    Selling, general & administrative. . . . . . . . . .       2,494        2,130       4,869        3,652
    Research & development . . . . . . . . . . . . . . .         372          402         575          673
                                                            --------     --------    --------     --------

Operating income (loss). . . . . . . . . . . . . . . . .        (197)          (2)       (693)        (218)

    Net interest expense . . . . . . . . . . . . . . . .         118           60         265          157
                                                            --------     --------    --------     --------
Loss before provision for
    income taxes . . . . . . . . . . . . . . . . . . . .        (315)         (62)       (958)        (375)

Provision (benefit) for income taxes . . . . . . . . . .          --           --          --           --
                                                            --------     --------    --------     --------

    Net loss . . . . . . . . . . . . . . . . . . . . . .    $   (315)         (62)       (958)        (375)
                                                            ========     ========    ========     ========

Net loss per share . . . . . . . . . . . . . . . . . . .    $  (0.08)       (0.03)      (0.23)       (0.11)
                                                            ========     ========    ========     ========

Weighted average number of common and common
    equivalent shares. . . . . . . . . . . . . . . . . .       4,218        4,319       4,218        4,322
                                                            ========     ========    ========     ========



                See notes to consolidated financial statements.

                                   ECCS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                      1995             1996
                                                                                    --------         --------
Cash flows from operating activities:
    Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (958)        $   (375)
    Adjustment to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .       612              652
         Gain on sale of Illinois property . . . . . . . . . . . . . . . . . . . .        --              (83)
         Deferred rent expense . . . . . . . . . . . . . . . . . . . . . . . . . .        (5)              (4)
         Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        --               --
         Decrease (increase) in accounts receivable. . . . . . . . . . . . . . . .     3,340           (3,595)
         Decrease in inventories . . . . . . . . . . . . . . . . . . . . . . . . .       894            2,053
         Decrease in income taxes refundable . . . . . . . . . . . . . . . . . . .       854               --
         Increase in prepaid expenses and other. . . . . . . . . . . . . . . . . .      (142)            (126)
         Decrease (increase) in other receivables. . . . . . . . . . . . . . . . .       401              (21)
         Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . . .         9                1
         Decrease in payable to AT&T Commercial. . . . . . . . . . . . . . . . . .    (1,985)            (919)
         (Decrease) increase in accounts payable and accrued liabilities . . . . .      (595)           1,176
         (Decrease) increase in customer deposits. . . . . . . . . . . . . . . . .      (629)             349
                                                                                    --------         --------
Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . .     1,796             (892)
                                                                                    --------         --------
Cash flows from investing activities:
    Additions to property, plant and equipment . . . . . . . . . . . . . . . . . .       (65)            (307)
    Proceeds from sale of Illinois property. . . . . . . . . . . . . . . . . . . .        --              855
    Additions to capitalized software. . . . . . . . . . . . . . . . . . . . . . .      (103)            (248)
                                                                                    --------         --------
Net cash (used in) provided by investing activities. . . . . . . . . . . . . . . .      (168)             300
                                                                                    --------         --------
Cash flows from financing activities:
    Borrowings under revolving credit agreement. . . . . . . . . . . . . . . . . .    19,454            9,694
    Repayments under revolving credit agreement. . . . . . . . . . . . . . . . . .   (20,176)          (8,155)
    Repayment of long-term debt and capital lease obligations. . . . . . . . . . .       (67)             (53)
    Repayment of mortgage payable. . . . . . . . . . . . . . . . . . . . . . . . .        --             (502)
    Net proceeds from issuance of preferred stock. . . . . . . . . . . . . . . . .     1,794            2,748
    Proceeds from exercise of stock options and issuances. . . . . . . . . . . . .        12              146
                                                                                    --------         --------

Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . .     1,017            3,878
                                                                                    --------         --------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .     2,645            3,286

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .     1,670            1,514
                                                                                    --------         --------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .  $  4,315         $  4,800
                                                                                    ========         ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for
         Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    227         $    185
                                                                                    ========         ========



                See notes to consolidated financial statements.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 1995 and June 30, 1996 is unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         The information presented for June 30, 1995 and June 30, 1996 and for the three and six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1996, the results of its operations for the three and six-month periods ended June 30, 1995 and June 30, 1996 and its cash flows for the six-month periods ended June 30, 1995 and June 30, 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-K.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Organization and Business

         ECCS, Inc. ("ECCS" or the "Company") provides systems integration solutions that feature high-availability mass storage enhancement products including those designed and manufactured by the Company, as well as value-added resales of UNIX-based computer systems, networking, connectivity, peripheral products and enterprise management software. Notable features related to ECCS' high-availability mass storage enhancement products include RAID 10, Split Mirror (TM), Single Button Rebuild, and Status Monitor software. ECCS provides CPU Systems from AT&T, SUN and IBM along with offering systems integration services that feature custom design and support of high availability operating environments which include such features as automatic server failover, hot-swappable component replacement, and on-line system maintenance. ECCS currently focuses its marketing and sales efforts on original equipment manufacturers (OEMs), corporate end-user accounts and organizations selling to federal government customers. The Company conducts sales and marketing from its corporate headquarters in New Jersey and from its offices in Alpharetta, Georgia, Arlington, Virginia and Seattle, Washington. ECCS' reseller relationship with Computer Associates

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 1995 and June 30, 1996 is unaudited)



provides ECCS' customers with a software tool (CA-Unicenter), which allows a distributed open systems environment to be managed from one central location, thereby integrating servers, the Company's high-availability mass storage subsystems, system security and other critical system administration functions all under one umbrella.

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

         Inventories consist of the following (in thousands):

                                                            December 31,     June 30,
                                                                1995           1996
                                                            ------------   -----------
                                                                           (unaudited)

Purchased parts. . . . . . . . . . . . . . . . . . . . .       $2,538         $2,254
Finished goods . . . . . . . . . . . . . . . . . . . . .        3,129          1,453
                                                               ------         ------
                                                                5,667          3,707

Less: inventory valuation reserve. . . . . . . . . . . .          813            906
                                                               ------         ------
                                                               $4,854         $2,801
                                                               ======         ======

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

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 1995 and June 30, 1996 is unaudited)



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

         (f)  Software Development Costs

         The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $90,000 and $255,000 for the periods ended June 30, 1995 and June 30, 1996, respectively. At December 31, 1995 and June 30, 1996, the Company has capitalized $1,574,000 and $1,823,000 software development costs, respectively, of which $655,000 and $910,000 had been amortized, respectively.

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

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 1995 and June 30, 1996 is unaudited)


         (j)  Income Taxes

         The Company has adopted the provisions of SFAS No. 109 in accounting for income taxes. This statement requires an asset and liability approach for financial accounting and reporting for income taxes. At the end of 1995, the Company had a net operating loss carryforward of approximately $7,300,000. The Internal Revenue Service allows this loss to be carried forward to subsequent periods in which the Company has taxable income. However, due to the recent private placements (see Note 4), the Internal Revenue Service may limit the Company's ability to offset taxable income in future periods against the loss carryforward.

         (k)  Per Share Information

         Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. To the extent common share equivalents are anti-dilutive, they are not included in the calculation. Common share equivalents result from outstanding options and warrants to purchase common stock and from redeemable convertible preferred stock. In determining net loss per share, aggregate preferred stock dividends (see Note 4) of $53,258 and $85,758 for the three and six month periods ended June 30, 1996, although not declared by the Company's Board of Directors or paid by the Company, were used to derive the Company's earnings per share. Such amount was $14,578 for both the three and six month periods ended June 30, 1995

NOTE 3 -- LITIGATION

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

         On or about April 27, 1996, the Company was served with a complaint filed in the Superior Court of New Jersey, Law Division, Monmouth County. The action arises out of a motor vehicle accident between an employee of the Company, who was returning to his home from his job at the Company, and the plaintiff in the action. The plaintiff seeks unspecified

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 1995 and June 30, 1996 is unaudited)


damages and alleges negligence on the part of the Company arising from the Company's alleged actions requiring such employee to work an excessive number of hours, causing such employee to fall asleep while driving. The Company denies the allegations and intends to defend vigorously the action. The Company does not believe that the outcome of the action will have a material effect on the Company's business, financial condition or results of operations. The Company believes that the claim will be covered by its insurance.

NOTE 4 -- CONVERTIBLE PREFERRED STOCK

         The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On May 19, 1995, 1,600,000 shares of the Company's Preferred Stock were designated as 6% Cumulative Redeemable Convertible Preferred Stock, Series B ("Series B Preferred Stock"). Such shares were issued on May 19, 1995. Dividends on the Series B Preferred Stock are calculated at $0.02 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. At any time, the Series B Preferred Stockholders may convert their Series B Preferred Stock into Common Stock, at the initial rate of one for one, as such conversion ratio may be adjusted from time to time (see below).

         On May 17, 1996, the Company's Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein. As a result of the deletion of the mandatory and optional redemption provision, the Series B Preferred Stock was reclassified to equity in the balance sheet at June 30, 1996.

         Also on May 17, 1996, 500,000 shares of the Company's Preferred Stock were designated as Cumulative Convertible Preferred Stock, Series C ("Series C Preferred Stock"). Of such shares, 462,512 were issued into escrow on May 17, 1996 at a price per share of $6.00. Dividends with respect to such shares are calculated based on $0.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. At any time, the Series C Preferred Stockholders may convert their Series C Preferred Stock into Common Stock, at the initial rate of four shares of Common Stock for each share of Series C Preferred Stock, as such conversion ratio may be adjusted from time to time (see below). However, upon the consummation of a public offering that meets certain terms, as defined, the Series C Preferred Stock will automatically convert. The Company has reserved 2,000,000 shares of Common Stock for the conversion of the outstanding Series C Preferred Stock. The 462,512 shares of Series C Preferred Stock and the proceeds thereof were released from escrow on May 25, 1996 upon satisfaction of all applicable conditions to release, after denial by Nasdaq of an exception to the shareholder approval requirement. The issuance of such shares of Series C Preferred Stock without shareholder approval and without an exception to such requirement

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 1995 and June 30, 1996 is unaudited)


constitutes a breach of the Company's listing agreement with Nasdaq. Consequently, the Company has been delisted from the Nasdaq National Market and is now listed on the Nasdaq Small Cap Market. The Company's Board of Directors had determined that the issuance of the shares of Series C Preferred Stock without shareholder approval was necessary for the continued financial viability of the Company.

         On May 30, 1996, the Company issued directly to certain investors the remaining 37,488 shares of Series C Preferred Stock at a price of $6.00 per share.

         In connection with the issuance of the Series C Preferred Stock and pursuant to the anti-dilution provisions of the Series B Preferred Stock, the conversion ratio of the Series B Preferred Stock was adjusted. As a result, the Series B Preferred Stock is currently convertible into approximately 1,770,272 shares of Common Stock. The Company has reserved 1,770,272 shares of Common Stock for the conversion of outstanding Series B Preferred Stock.

         In the event of liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders and Series C Preferred Stockholders, on a pro rata basis, are entitled to receive prior and in preference to Common Stockholders.

         Upon the consummation of the sale into escrow of 462,512 shares of Series C Preferred Stock, the direct pay line of credit was terminated and the general line of credit was increased to $2 million. On May 9, 1996, as part of its reevaluation of its credit position, AT&T-CFC agreed to provide a $750,000 direct line of credit, and a direct pay line of credit of $1,250,000, which requires a deposit of the proceeds of sales directly into AT&T-CFC's lockbox. Such line of credit has the same financial covenants as the Company's previous line of credit with AT&T-CFC. The outstanding balance due AT&T-CFC at June 30, 1996 was $335,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS (IN THOUSANDS)

         Three Months Ended June 30, 1996 and 1995

         Net Sales

         Net sales decreased by approximately $1,557, or 16.8%, in the three months ended June 30, 1996, as compared to net sales in the three months ended June 30, 1995. The decrease in 1996 resulted primarily from a decrease in communications sector sales of $3,490 offset by an increase in federal sector sales of $534, an increase of $624 in commercial sector sales, and an increase in OEM sector sales of $775.

         The increase in sales in the Company's federal, commercial and OEM sectors represents an increase in sales of the Company's own mass storage enhancement products.

         As previously announced, the Company entered into an OEM agreement with Unisys Corporation to sell the Synchronix family of products. Sales to Unisys of the Company's Synchronix product line during the three months ended June 30, 1996 were $527, or 6.8% of total net sales.

         Also as previously announced, the Company entered into an agreement with Hughes Data Corporation to sell mass storage RAID products through Hughes into the federal government. Sales to Hughes of such products for the three-month period ended June 30, 1996 were $2,911, or 37.6% of total net sales.

         The decrease in the Company's communication sector reflects a reduction in sales of NCR computer equipment.

         A substantial portion of sales made to customers in the communications sector were sales to multiple AT&T business units. In the three months ended June 30, 1996 and June 30, 1995, 13% and 54% of net sales, respectively, were made to multiple AT&T entities. The Company believes that much of the downward pressure on sales to the multiple AT&T business units is attributable to intense increased competition from the NCR sales force. The Company earlier reported that, in October 1993, NCR announced a major company restructuring.
At that time, the Company stated that although it was unable to determine the impact, if any, that would result from such announced restructuring, there could be no assurance that such restructuring by the Company's leading vendor would not have an adverse impact on the Company's results of operations in ensuing quarters. Also, in its Annual Report for the year ended December 31, 1994, the Company reported that NCR revised its policies related to sales of NCR products to other AT&T business units. At that time, the Company announced that it believed that such restructuring and policy changes created intense additional competition for the Company, particularly with respect to sales into AT&T business units, and that such AT&T business units have begun purchasing a greater portion of NCR computer equipment directly from NCR. Accordingly, the Company has, in general, experienced declining sales to multiple AT&T business units, increased downward price pressure on such sales and declining profitability on its sales of NCR computer equipment into AT&T business units.

         In September 1995, NCR announced another major corporate restructuring including significant layoffs and the elimination of certain products; and AT&T announced a major restructuring plan which includes the spin-off to its shareholders of NCR and AT&T's Network Systems Communications Products group. The Company believes that disruption and uncertainties resulting from these AT&T and NCR restructurings resulted in a materially adverse impact on the Company's new orders and shipments during the second quarter of 1996. Although the Company cannot predict the impact, if any, of these same influences in the third quarter of 1996 and beyond, the Company's results of operations may be adversely affected.

         The Company's value added reseller agreement with NCR is terminable by either party upon 90 days prior written notice. On May 17, 1996, the Company received notice from NCR pursuant to which NCR advised the Company of its plan to establish second tier "Associate VAR" relationships, through four distributors, with its current partners which do not meet the criteria for a "Direct VAR". Such notice also provided that, in either case, the Company's existing value added reseller agreement will be terminated effective 90 days from receipt of NCR's letter and that the Company is required to submit an application, either directly to NCR or to one of the four distributors, for authorization as an NCR Direct VAR or an Associate VAR, as the case may be.
NCR has advised the Company that its purchases must be in excess of $8 million annually in order for the Company to continue to make purchases directly from NCR rather than through such distributors. In 1995, the Company's purchases from NCR were $9.5 million. In light of the Company's strategy to diversify its customer base and increase sales through alternative channel partners, and NCR's repositioning, the Company does not anticipate that its purchases from NCR will total $8 million annually. Therefore, the Company has requested an extension until the end of 1996 to determine whether its annual purchases will qualify it as an Associate VAR or a Direct VAR. The Company has not received any indication from NCR as to whether such request for an extension will be granted. In the event that it is not granted and the Company must become an Associate VAR, or, in the event that even after such an extension, the criteria for a Direct VAR are not met, the Company's costs to acquire NCR inventory will increase, and will materially adversely affect the communications sector's gross margins.

         An integral part of the Company's strategy is to continue to seek to diversify its customer base and to increase direct commercial and federal sector sales and sales through alternate channel partners. As part of the Company's strategic plan, the Company, in addition to striving to expand sales of its own mass storage enhancement products, has been endeavoring to broaden its markets and expand its product and service offerings. During the third quarter of 1995, the Company took additional steps toward these goals of broadening its potentially available market and expanding its product and service offerings by becoming an IBM Industry Remarketer Affiliate for the IBM RISC System/6000, establishing a reseller relationship with Computer Associates for its Unicenter product which allows centralized management of distributed open systems computing environments and entering into a business partner agreement with CLAM Associates, which provides a software product that allows automatic server failover for IBM RS/6000s in clustered environments. In addition, the Company announced a high-performing, easy-to-administer, mid-range RAID subsystem targeted to address the high-availability requirements of Sun Microsystems customers. There can be no assurance that the Company will be able to successfully implement this strategy.

         Gross Profit

         The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products. The Company's gross profit decreased by approximately $139 in the three months ended June 30, 1996 to a gross profit of $2,530. Such decrease has resulted from a decrease in sales volume offset by an increase in gross margin percentage from 28.7% to 32.5%. The increase in gross margin percentage is due primarily to a shift in product mix toward sales of the Company's own mass storage enhancement products, which generally have higher gross margins than those realized in the sales of NCR based systems.

         Operating Expenses

         Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related employee benefits, payroll taxes and other administrative and overhead costs. Selling, general and administrative expenses increased as a percentage of net sales in the three months ended June 30, 1996, representing 28% of net sales, an increase of 1 percentage point from the three months ended June 30, 1995. Such increase was due primarily to the lower sales volume for the three months ended June 30, 1996. The nominal dollar decrease in selling, general and administrative expense for the three months ended June 30, 1996 was $364 when compared to such expense for the three months ended June 30, 1995, the amount of which was $2,494. Such decrease was primarily the result of lower commission expense and payroll-related expenses. Salaries, commissions, bonuses and related employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 61% and 63% of such expenses in the three months ended June 30, 1996 and June 30, 1995, respectively.

         Research and development expenses consist primarily of the costs associated with research and development personnel. These expenses have increased in the past three years as the Company continued to enhance its tape backup devices and focused on the development of its RAID products and technology. Although research and development expenses were a small percentage of the Company's net sales in the second quarter of 1996, such expenses represented approximately 5.8% of the net sales of the Company's mass storage enhancement products (7.5% including the amount capitalized in the three month period ended June 30, 1996 in accordance with SFAS No. 86). The Company expects to continue to devote greater resources to product development in the future.

         Interest Expense

         Interest expense for the three months ended June 30, 1996 decreased by $58 as compared to the three months ended June 30, 1995, due principally to decreased inventory carrying levels resulting in a decrease in borrowings.

         Six Months Ended June 30, 1996 and 1995

         Net Sales

         Net sales decreased by approximately $5,535, or 30.1%, in the six months ended June 30, 1996 as compared to net sales in the six months ended June 30, 1995. The decrease in 1996 resulted primarily from a decrease in communications sector sales of $7,863 offset by an increase in federal sector sales of $914, a $248 increase in commercial sector sales, and an increase of $1,166 in sales to the OEM sector.

         The increase in sales in the Company's federal, commercial and OEM sectors represents an increase in sales of the Company's own mass storage enhancement products.

         As previously announced, the Company entered into an OEM agreement with Unisys Corporation to sell the Synchronix family of products. Sales to Unisys of the Company's Synchronix product line during the six months ended June 30, 1996 were $1,132, or 8.8% of total net sales.

         Also as previously announced, the Company entered into an agreement with Hughes Data Corporation to sell mass storage RAID products through Hughes into the federal government. Sales to Hughes of such products for the six-month period ended June 30, 1996 were $2,911, or 22.7.% of total net sales.

         The decrease in the Company's communication sector reflects a reduction in sales of NCR computer equipment.

         A substantial portion of sales made to customers in the communications sector were sales to multiple AT&T business units. In the six months ended June 30, 1996 and June 30, 1995, 15% and 54% of net sales, respectively, were made to multiple AT&T entities. The Company believes that much of the downward pressure on sales to the multiple AT&T business units is attributable to intense increased competition from the NCR sales force. The Company earlier reported that, in October 1993, NCR announced a major company restructuring.
At that time, the Company stated that although it was unable to determine the impact, if any, that would result from such announced restructuring, there could be no assurance that such restructuring by the Company's leading vendor would not have an adverse impact on the Company's results of operations in ensuing quarters. Also, in its Annual Report for the year ended December 31, 1994, the Company reported that NCR revised its policies related to sales of NCR products to other AT&T business units. At that time, the Company announced that it believed that such restructuring and policy changes created intense additional competition for the Company, particularly with respect to sales into AT&T business units, and that such AT&T business units have begun purchasing a greater portion of NCR computer equipment directly from NCR. Accordingly, the Company has, in general, experienced declining sales to multiple AT&T business units, increased downward price pressure on such sales and declining profitability on its sales of NCR computer equipment into AT&T business units.

         In September 1995, NCR announced another major corporate restructuring including significant layoffs and the elimination of certain products; and AT&T announced a major restructuring plan which includes the spin-off to its shareholders of NCR and AT&T's Network Systems Communications Products group. The Company believes that disruption and uncertainties resulting from these AT&T and NCR restructurings resulted in a materially adverse impact on the Company's new orders and shipments during the six months ended June 30, 1996. Although the Company cannot predict the impact, if any, of these same influences in the remainder of 1996 and beyond, the Company's results of operations may be adversely affected.

         The Company's value added reseller agreement with NCR is terminable by either party upon 90 days prior written notice. On May 17, 1996, the Company received notice from NCR pursuant to which NCR advised the Company of its plan to establish second tier "Associate VAR" relationships, through four distributors, with its current partners which do not meet the criteria for a "Direct VAR". Such notice also provided that, in either case, the Company's existing value added reseller agreement will be terminated effective 90 days from receipt of NCR's letter and that the Company is required to submit an application, either directly to NCR or to one of the four distributors, for authorization as an NCR Direct VAR or an Associate VAR, as the case may be.
NCR has advised the Company that its purchases must be in excess of $8 million annually in order for the Company to continue to make purchases directly from NCR rather than through such distributors. In 1995, the Company's purchases from NCR were $9.5 million. In light of the Company's strategy to diversify its customer base and increase sales through alternative channel partners, and NCR's repositioning, the Company does not anticipate that its purchases from NCR will total $8 million annually. Therefore, the Company has requested an extension until the end of 1996 to determine whether its annual purchases will qualify it as an Associate VAR or a Direct VAR. The Company has not received any indication from NCR as to whether such request for an extension will be granted. In the event that it is not granted and the Company must become an Associate VAR, or, in the event that even after such an extension, the criteria for a Direct VAR are not met, the Company's costs to acquire NCR inventory will increase, and will materially adversely affect the communications sector's gross margins.

         An integral part of the Company's strategy is to continue to seek to diversify its customer base and to increase direct commercial and federal sector sales and sales through alternate channel partners. As part of the Company's strategic plan, the Company, in addition to striving to expand sales of its own mass storage enhancement products, has been endeavoring to broaden its markets and expand its product and service offerings. During the third quarter of 1995, the Company took additional steps toward these goals of broadening its potentially available market and expanding its product and service offerings by becoming an IBM Industry Remarketer Affiliate for the IBM RISC System/6000, establishing a reseller relationship with Computer Associates for its Unicenter product which allows centralized management of distributed open systems computing environments and entering into a business partner agreement with CLAM Associates, which provides a software product that allows automatic server failover for IBM RS/6000s in clustered environments. In addition, the Company announced a high-performing, easy-to-administer, mid-range RAID subsystem targeted to address the high-availability requirements of Sun Microsystems customers. There can be no assurance that the Company will be able to successfully implement this strategy.

         Gross Profit

         The Company's gross profit decreased by approximately $644, or 13.4%, in the six months ended June 30, 1996 as compared to the gross profit earned in the six months ended June 30, 1995 of $4,751. The decrease in the 1996 period resulted from decreased sales volume, in part, offset by an increase in gross margin percentage from 25.9% to 32%. The increase in gross margin percentage is due primarily to a shift in product mix toward sales of the Company's own mass storage enhancement products, which generally have higher gross margins than those realized on the sales of NCR based systems.

         Operating Expenses

         Selling, general and administrative expenses increased as a percentage of net sales in the six months ended June 30, 1996, representing 28.4% of net sales, an increase of 1.9 percentage points from the six months ended June 30, 1995. Such increase in the 1996 period was due principally to the Company's lower sales volume. The nominal dollar decrease for the six month period ended June 30, 1996 was $1,217 when compared to such expense for the six months ended June 30, 1995, the amount of which was $4,869. Such decrease was primarily the result of lower commission expense and payroll-related expenses. Salaries, commissions, bonuses and related employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 61% of such expenses in each of the six months ended June 30, 1996 and June 30, 1995, respectively.

         Interest Expense

         Interest expense for the six months ended June 30, 1996 decreased by $108, as compared to the six months ended June 30, 1995, due principally to decreased inventory carrying levels resulting in a decrease in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $4.4 million and $1.1 million at June 30, 1996 and December 31, 1995, respectively.

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

         During the six months ended June 30, 1996, the Company relied on extended payment terms from AT&T Commercial Finance Corporation for 6.7% of its inventory acquisitions. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. In addition, the value of the inventory upon which AT&T-CFC has a first priority lien must be at least equal to the amount of credit extended (not including unbilled approvals) by AT&T-CFC. The Company's obligations under such agreement include the obligation to pay one-half of any advance within 30 days from the date of such advance and the remaining one-half within 60 days from the date of such advance. As of June 30, 1996, the Company owed approximately $335 under this credit line. The Company's available credit line for inventory acquisitions through AT&T-CFC was $5.5 million, including a $500,000 overline amount. The agreement with AT&T-CFC contains a total assets to debt ratio requirement, a total inventory to debt ratio requirement and a net worth requirement. As of December 31, 1995, the Company was in default with respect to its net worth requirement, but at June 30, 1996, the Company was in full compliance with such requirement. On May 6, 1996, AT&T-CFC waived such default through June 30, 1996. On May 9, 1996, as part of its reevaluation of its position, AT&T-CFC agreed to provide a $750,000 direct line of credit, and a direct pay line of credit of $1,250,000, which requires the deposit of the proceeds of sales directly into AT&T-CFC's lockbox. Such line of credit has the same financial covenants as the Company's previous line of credit with AT&T-CFC. On May 17, 1996, simultaneously with the consummation of the sale of shares of Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"), as hereinafter described, the direct pay line of credit was terminated, the general line of credit was increased to $2 million and the Company was in compliance with the net worth covenant. Such agreement expires on March 31, 1997 and may be renewed on such date.

         In addition, pursuant to an agreement with AT&T GIS, AT&T GIS agreed to supply product directly to the Company under either a consignment or agency relationship, at the discretion of AT&T GIS, if AT&T-CFC ceases to provide inventory financing to the Company for any reason other than the failure of the Company to make timely payments. Under a consignment relationship, AT&T GIS provided product to ECCS to cover ECCS' delivery schedule, as defined by signed purchase orders received by the Company to fulfill product deliveries within 30 days. Under an agency relationship, AT&T GIS would provide equipment directly to customers of the Company and would remit payment to the Company after deducting equipment costs, freight and taxes. Both the consignment arrangement and the agency relationship were available until May 1996 and were not renewed. The Company does not believe that the loss of these arrangements will have a material adverse effect on the Company's ability to obtain inventory.

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

         On May 17, 1996, 500,000 shares of the Company's Preferred Stock were designated as Series C Preferred Stock and the Company consummated a private placement of such Series C Preferred Stock, pursuant to which the Company issued and sold into escrow, for the benefit of certain investors, 462,512 shares of Series C Preferred Stock at a price per share of $6.00. Dividends with respect to such shares are calculated based on $.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. The 462,512 shares of Series C Preferred Stock and the proceeds thereof were released from escrow on May 25, 1996 upon satisfaction of all applicable conditions to release, after denial by Nasdaq of an exception to the shareholders approval requirement. The issuance of such shares of Series C Preferred Stock without shareholder approval and without an exception to such requirement constitutes a breach of the Company's listing agreement with Nasdaq. Consequently, the Company has been delisted from the Nasdaq National Market and is now listed on the Nasdaq SmallCap Market. The Company's Board of Directors had determined that the issuance of the shares of Series C Preferred Stock without shareholder approval was necessary for the continued financial viability of the Company.

         On May 30, 1996, the Company issued and sold directly to certain investors the remaining 37,488 shares of Series C Preferred Stock at a price of $6.00 per share.

         On June 30, 1996, the Company's cash balance was approximately $4.8 million.

         The Company had, as of June 30, 1996, invested $307,000 in capital equipment and leasehold improvements. Capital expenditures for 1996 are expected to be approximately $400,000, although such amounts are not subject to formal commitments. There are no other material commitments for capital expenditures currently outstanding.

         The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months. However, the Company is not able, at this time, to fully assess the impact on the Company, if any, as a result of the AT&T restructurings announced by AT&T and NCR during the third quarter of 1995. Such restructurings have created added uncertainty for the Company and there can be no assurance that the Company's business will not be materially adversely affected by such restructurings. In addition, on May 17, 1996, the Company received notice from NCR pursuant to which NCR advised the Company of its plan to establish second tier "Associate VAR" relationships, through four distributors, with its current partners which do not meet the criteria for a "Direct VAR". Such notice also provided that, in either case, the Company's existing value added reseller agreement will be terminated effective 90 days from receipt of NCR's letter and that the Company is required to submit an application, either directly to NCR or to one of the four distributors, for authorization as an NCR Direct VAR or an Associate VAR, as the case may be. NCR has advised the Company that its purchases must be in excess of $8 million annually in order for the Company to continue to make purchases directly from NCR rather than through such distributors. In 1995, the Company's purchases from NCR were $9.5 million. In light of the Company's strategy to diversify its customer base and increase sales through alternative channel partners, and NCR's repositioning, the Company does not anticipate that its purchases from NCR will total $8 million annually. Therefore, the Company has requested an extension until the end of 1996 to determine whether its annual purchases will qualify it as an Associate VAR or a Direct VAR. The Company has not received any indication from NCR as to whether such request for an extension will be granted. In the event that it is not granted and the Company must become an Associate VAR, or, in the event that even after such an extension, the criteria for a Direct VAR are not met, the Company's costs to acquire NCR inventory will increase, and will materially adversely affect the communications sector's gross margins.

         The net cash used in operating activities for the first six months of 1996 was $892,000. This use of operating funds is a result of an increase in accounts receivable and a decrease in the payable to AT&T Commercial offset, in part, by decreased inventory levels and an increase in accounts payable and accrued liabilties.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On or about April 27, 1996, the Company was served with a complaint filed in the Superior Court of New Jersey, Law Division, Monmouth County. The action arises out of a motor vehicle accident between an employee of the Company, who was returning to his home from his job at the Company, and the plaintiff in the action. The plaintiff seeks unspecified damages and alleges negligence on the part of the Company arising from the Company's alleged actions requiring such employee to work an excessive number of hours, causing such employee to fall asleep while driving. The Company denies the allegations and intends to defend vigorously the action. The Company does not believe that the outcome of the action will have a material effect on the Company's business, financial condition or results of operations. The Company believes that the claim will be covered by its insurance.

ITEM 5.  OTHER INFORMATION.

(a)      Private Placement

         On May 19, 1995, the Company consummated a private placement of Series B Preferred Stock pursuant to which the Company issued and sold to certain investors 1,600,000 shares of Series B Preferred Stock at a price per share of $1.25. On May 17, 1996, the Company's Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein.

         Also, on May 17, 1996, 500,000 shares of the Company's Preferred Stock were designated as Series C Preferred Stock and the Company consummated a private placement of such Series C Preferred Stock through Unterberg Harris ("Unterberg"), pursuant to which the Company issued and sold into escrow, for the benefit of certain investors, 462,512 shares of Series C Preferred Stock at a price per share of $6.00. Dividends with respect to such shares are calculated based on $.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. At any time, the Series C Preferred Stockholders may convert their Series C Preferred Stock into Common Stock, at the initial rate of four shares of Common Stock for each share of Series C Preferred Stock, as such conversion ratio may be adjusted from time to time. However, upon the consummation of a public offering that meets certain terms, as defined, the Series C Preferred Stock will automatically convert. The 462,512 shares of Series C Preferred Stock and the proceeds thereof were released from escrow on May 25, 1996 upon satisfaction of all applicable conditions to release, after denial by Nasdaq of an exception to the shareholder approval requirement. The issuance of such shares of Series C Preferred Stock without shareholder approval and without an exception to such requirement constitutes a breach of the Company's listing agreement with Nasdaq. Consequently, the Company has been delisted from the Nasdaq National Market and is now listed on the Nasdaq

SmallCap Market. The Company's Board of Directors had determined that the issuance of the shares of Series C Preferred Stock without shareholder approval was necessary for the continued financial viability of the Company. In the event of liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders and Series C Preferred Stockholders, on a pro rata basis, are entitled to receive prior and in preference to Common Stockholders.

         On May 30, 1996, the Company issued and sold directly to certain investors the remaining 37,488 shares of Series C Preferred Stock at a price of $6.00 per share. To the Company's knowledge, such investors used their own funds to purchase the remaining Series C Preferred Stock. Such investors and number of shares of Series C Preferred Stock purchased by each on May 30, 1996 are as follows:


                                                                       Number of Shares of
Name                                                           Series C Preferred Stock Purchased
George Karfunkel                                                               8,321
c/o American Stock Transfer Company
40 Wall Street, 46th Floor
New York, New York 10005

Joseph M. Tucci                                                               12,500
Wang Laboratory, Inc.
One Technology Park Drive
Billerica, Massachusetts 01821

J. Bruce Lewellyn                                                             16,667
272 Ash Street
Englewood Cliffs, New Jersey 07632

         Upon consummation of the sale of the remaining shares of Series C Preferred Stock, investors holding Series C Preferred Stock own 24.7% of the capital stock of the Company on an as-converted to Common Stock basis (includes outstanding Common Stock and shares of Common Stock issuable upon the conversion of the Series B Preferred Stock and Series C Preferred Stock). Of such investors, Unterberg Harris Private Equity Partners, L.P., Unterberg Harris Private Equity Partners, C.V. and Unterberg Harris LLC are controlled by Unterberg. As a result of the Series C Preferred Stock transaction, Unterberg beneficially owns approximately 1,400,000 shares, or 17.3% of the capital stock of the Company on an as-converted to Common Stock basis (includes outstanding Common Stock and shares of Common Stock issuable upon the conversion of the Series B Preferred Stock and Series C Preferred Stock).

         Holders of the Series C Preferred Stock and the previously issued Series B Preferred Stock, voting as a class, have the right to elect two members of the Board of Directors of the Company, who may not be removed except by the affirmative vote of the holders of such classes of stock.

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

(b)      Election of Directors

         On June 20, 1996 the Board of Directors of the Company elected the following new Directors to fill vacancies on the Board:

         Gregg M. Azcuy
         Thomas I. Unterberg, as designee for holders of Series B
            Preferred Stock and Series C Preferred Stock
         Frank R. Triolo
         Donald E. Fowler

(c)      Election of Officers

         On June 20, 1996, Michael E. Faherty resigned as Chief Executive Officer of the Company. Mr. Faherty now serves as Chairman of the Board. Also on such date, Gregg M. Azcuy, President and Chief Operating Officer, was elected by the Board of Directors of the Company to serve as President and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

10.1 Indemnification Agreement as of June 20, 1996 by and between the Company and Thomas I. Unterberg.

10.2 Indemnification Agreement as of June 20, 1996 by and between the Company and Frank R. Triolo.

10.3 Indemnification Agreement as of June 20, 1996 by and between the Company and Donald E. Fowler

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECCS, Inc.



DATE:  August 14, 1996                By: /s/ GREGG M. AZCUY
                                           -------------------------
                                           Gregg M. Azcuy, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)




DATE:  August 14, 1996                By: /s/ LOUIS J. ALTIERI
                                          ---------------------------
                                          Louis J. Altieri, Vice President,
                                          Finance and Administration
                                          (Principal Financial and
                                          Accounting Officer)