Form 10-Q
period 1996-09-30
ECCS INC
filed 1996-11-14
CIK 900619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                           Commission File No. 0-21600


                                   ECCS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          New Jersey                                      22-2288911
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


One Sheila Drive, Tinton Falls, New Jersey                  07724
(Address of Principal Executive Offices)                  (Zip Code)

                                 (908) 747-6995
                         (Registrant's Telephone Number,
                              Including Area Code)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes: X                           No:
                          ---                             ---

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1996:

Class                                                     Number of Shares
-----                                                     ----------------
Common Stock, $.01 par value                                  4,387,522

                                   ECCS, INC.

                                TABLE OF CONTENTS

                                                                          Page
PART I. FINANCIAL INFORMATION.........................................      1

    Item 1.    Financial Statements...................................      1

        Consolidated Balance Sheets as of December 31, 1995 (audited)
        and September 30, 1996 (unaudited)............................      2

        Consolidated Statements of Operations for the
        three months ended September 30, 1995 and
        September 30, 1996 and for the nine months
        ended September 30, 1995 and
        September 30, 1996 (unaudited)................................      3

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1995 and
        September 30, 1996 (unaudited)................................      4

        Notes to Consolidated Financial Statements (unaudited)........      5

    Item 2.    Management's Discussion and Analysis
               of Results of Operations and Financial Condition.......     12

        Results of Operations.........................................     12

        Liquidity and Capital Resources...............................     16

PART II. OTHER INFORMATION............................................     19

    Item 4.    Submission of Matters to a Vote of Security Holders....     19

    Item 6.    Exhibits and Reports on Form 8-K.......................     20

SIGNATURES............................................................     21

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

                                   ECCS, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)



                                                                             December 31,    September 30,
                                                                                 1995            1996
                                                                             ------------    -------------
                                                                                              (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ............................................       $  1,514        $  4,692
  Accounts receivable, less allowance for doubtful accounts of
   $226 in 1995 and $184 at September 30, 1996 .........................          2,767           2,760
  Inventories ..........................................................          4,854           2,414
  Prepaid expenses .....................................................            269             336
  Other receivables ....................................................             34              --
                                                                               --------        --------
                                                                                  9,438          10,202
Property, plant and equipment (net) ....................................          1,311           1,202
Investment in real estate (net) ........................................            714              --
Capitalized software (net) .............................................            919             882
Other assets ...........................................................             53              54
                                                                               --------        --------
    Total Assets .......................................................       $ 12,435        $ 12,340
                                                                               ========        ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
      Loans payable ....................................................       $  1,849        $  1,298
      Payable to AT&T Commercial .......................................          1,254              62
      Mortgage payable .................................................            502              --
      Current portion of capital lease obligations .....................             78             109
      Accounts payable and accrued liabilities .........................          3,631           3,504
      Customer deposits, advances and other credits ....................            990             866
                                                                               --------        --------
                                                                                  8,304           5,839
    Capital lease obligations, net of current portion ..................             50              19
    Deferred rent ......................................................            165             158
                                                                               --------        --------
                                                                                  8,519           6,016
    Series B cumulative redeemable convertible preferred stock, $.01 par value per share, Authorized, 3,000,000 shares;
        Issued and outstanding, 1,600,000 shares at December 31, 1995 ..             16              --
    Capital in excess of par value .....................................          1,778              --
                                                                               --------        --------
                                                                                  1,794              --
                                                                               --------        --------
    Shareholders' Equity:
      Preferred stock, $.01 par value per share

  Authorized, 3,000,000 shares;
  Series B cumulative convertible preferred stock, $.01 par value per share, Issued and outstanding, 1,600,000 shares at
    September 30, 1996  ...............................................              --              16
  Series C cumulative convertible preferred stock, $.01 par value per share, Issued and outstanding, 500,000 shares at
    September 30, 1996 ................................................              --               5
  Common stock, $.01 par value per share

    Authorized, 20,000,000 shares; Issued and outstanding,
      4,277,975 shares at December 31, 1995  and 4,387,522 at
      September 30, 1996 ...............................................             43              44
  Capital in excess of par value - preferred ...........................             --           4,522
  Capital in excess of par value - common ..............................          9,974          10,163
  Retained earnings ....................................................         (7,895)         (8,426)
                                                                               --------        --------
                                                                                  2,122           6,324
                                                                               --------        --------
    Total Liabilities and Shareholders' Equity .........................       $ 12,435        $ 12,340
                                                                               ========        ========

                 See notes to consolidated financial statements.

                                   ECCS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                             For the Three Months            For the Nine Months
                                              Ended September 30,            Ended September 30,
                                            ----------------------        ------------------------
                                              1995           1996           1995            1996
                                            -------        -------        --------        --------
Net sales ...........................       $ 6,738        $ 5,230        $ 25,111        $ 18,068
Cost of sales .......................         4,897          3,455          18,519          12,186
                                            -------        -------        --------        --------
  Gross profit ......................         1,841          1,775           6,592           5,882

Operating expenses:
  Selling, general & administrative .         2,303          1,527           7,172           5,179
  Research & development ............           392            338             967           1,011
                                            -------        -------        --------        --------
Operating loss ......................          (854)           (90)         (1,547)           (308)

  Net interest expense ..............           128             65             393             222
                                            -------        -------        --------        --------
 Loss before benefit for
  income taxes ......................          (982)          (155)         (1,940)           (530)

Provision (benefit) for income taxes             --             --              --              --
                                            -------        -------        --------        --------
  Net loss ..........................       $  (982)       $  (155)       $ (1,940)       $   (530)
                                            =======        =======        ========        ========
Preferred stock dividend ............       $    32        $    77        $     47        $    163
                                            =======        =======        ========        ========
Net loss per common share ...........       $ (0.24)       $ (0.05)       $  (0.47)       $  (0.16)
                                            =======        =======        ========        ========
Weighted average number of common and
  common equivalent shares ..........         4,225          4,385           4,227           4,328
                                            =======        =======        ========        ========

                See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            ------------------------
                                                                              1995            1996
                                                                            --------        --------
Cash flows from operating activities:
  Net loss ..........................................................       $ (1,940)       $   (530)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
    Depreciation and amortization ...................................            855             900
    Gain on sale of Illinois property ...............................             --             (83)
    Decrease in accounts receivable .................................          5,825               7
    Decrease in inventories .........................................            883           2,440
    Decrease in income taxes receivable .............................            854              --
    Increase in prepaid expenses and other ..........................           (144)            (67)
    Decrease in other receivables ...................................            600              26
    (Decrease) in payable to AT&T Commercial ........................         (1,906)         (1,192)
    (Decrease) in accounts payable and accrued liabilities ..........         (2,838)           (127)
    (Decrease) in customer deposits .................................           (624)           (124)
                                                                            --------        --------
Net cash provided by operating activities ...........................          1,565           1,250
                                                                            --------        --------
Cash flows from investing activities:
  Additions to property, plant and equipment ........................           (120)           (478)
  Proceeds from sale of Illinois Property ...........................             --             855
  Additions to capitalized software .................................           (134)           (335)
                                                                            --------        --------
Net cash (used in) provided by investing activities .................           (254)             42
                                                                            --------        --------
Cash flows from financing activities:
  Borrowings under revolving credit agreement .......................         24,704          13,103
  Repayments under revolving credit agreement .......................        (27,540)        (13,654)
  Repayment of long-term debt and capital lease obligations .........            (73)             --
  Repayment of mortgage payable .....................................             --            (502)
  Net proceeds from issuance of preferred stock .....................          1,794           2,749
  Proceeds from exercise of employee stock options ..................             67             190
                                                                            --------        --------
Net cash  (used in) provided by financing activities ................         (1,048)          1,886
                                                                            --------        --------
Net increase in cash and cash equivalents ...........................            263           3,178
Cash and cash equivalents at beginning of period ....................          1,670           1,514
                                                                            --------        --------
Cash and cash equivalents at end of period ..........................       $  1,933        $  4,692
                                                                            ========        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ........................................................       $    328        $    289
                                                                            ========        ========

                See notes to consolidated financial statements.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1995 and September 30, 1996 is unaudited)

NOTE 1 - BASIS OF PRESENTATION:

        The information presented for September 30, 1995 and September 30, 1996 and for the three and nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1996, the results of its operations for the three and nine-month periods ended September 30, 1995 and September 30, 1996 and its cash flows for the nine-month periods ended September 30, 1995 and September 30, 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-K.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

        Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)  Organization and Business

        ECCS, Inc. ("ECCS" or the "Company") is an innovative designer and manufacturer of high-performance, user-definable, fault-tolerant storage subsystems for open systems and proprietary systems needs. ECCS' prime focus is on storage subsystem solutions. ECCS specializes in RAID and non-RAID subsystems, controllers and software to meet today's high-availability mass storage needs. As an example, ECCS' customers include, among others, some of the largest banks and brokerage houses which rely on these products to ensure the safe transfer of funds and investment information which is crucial to the success of their businesses. ECCS' customers cross all industries, with the common need for safety and high-performance for their mission-critical company data.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1995 and September 30, 1996 is unaudited)


      ECCS provides a wide range of RAID and non-RAID mass storage solutions to meet the requirements from small departmental to large enterprise-wide environments. The Company's products range from high-performance and widely accepted RAID 0, 1 and 10 products to its recently introduced Synchronix family of solutions, which also include RAID 3 and 5. The Synchronix family currently includes varying offerings of the Synchronix Storage Management Subsystem, which provide concurrent, user-definable implementations of RAID and non-RAID configurations; and Synchronection, a high performance NFS file server. The Synchronix family of products provides ECCS' customers with a Graphical User Interface (GUI) which allows for the monitoring and management of virtually all systems functions, including configuration, cache policies, data rebuild and load balancing. Through the GUI, the system administrator can visually and audibly detect system changes as subtle as a rise in temperature. All active components including disk drives, power supplies, fans and system controllers are fully redundant, hot-swappable and can be monitored on-line through the GUI.

        The Company conducts sales and marketing from its corporate headquarters in New Jersey and from its offices in Aventura, Florida; Alpharetta, Georgia; Arlington, Virginia; and Seattle, Washington.

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

        Inventories consist of the following (in thousands):

                                        December 31, September 30,
                                            1995         1996
                                           ------       ------
                                                      (unaudited)

Purchased parts ....................       $2,538       $1,992
Finished goods .....................        3,129        1,321
                                           ------       ------
                                            5,667        3,313
   Less: inventory valuation reserve          813          899
                                           ------       ------
                                           $4,854       $2,414
                                           ======       ======

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1995 and September 30, 1996 is unaudited)


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

        (f)  Software Development Costs

        The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $253,000 and $372,000 for the periods ended September 30, 1995 and September 30, 1996, respectively. At December 31, 1995 and September 30, 1996, the Company had capitalized $1,574,000 and $1,909,000 software development costs, respectively, of which $655,000 and $1,027,000 had been amortized, respectively.

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

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1995 and September 30, 1996 is unaudited)


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

        (k)  Per Share Information

        Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. To the extent common share equivalents are anti-dilutive, they are not included in the calculation. Common share equivalents result from outstanding options and warrants to purchase common stock and from redeemable convertible preferred stock. In determining net loss per share, aggregate preferred stock dividends (see Note 4) of $77,000 and $163,000 for the three and nine-month periods ended September 30, 1996, although not declared by the Company's Board of Directors or paid by the Company, were used to derive the Company's net loss per share. Such amount was $(0.05) and $(0.16) for both the three and nine-month periods ended September 30, 1996, respectively.

NOTE 3 -- LITIGATION

        On March 23, 1993, the Company was served with a complaint in which a terminated employee of the Company alleges that the Company fraudulently induced him to join the Company and negligently misrepresented the Company, its products and markets and the position offered. The plaintiff seeks an unspecified amount of damages, including punitive

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1995 and September 30, 1996 is unaudited)


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

        On or about April 27, 1996, the Company was served with a complaint filed in the Superior Court of New Jersey, Law Division, Monmouth County. The action arises out of a motor vehicle accident between an employee of the Company, who was returning to his home from his job at the Company, and the plaintiff in the action. The plaintiff seeks unspecified damages and alleges negligence on the part of the Company arising from the Company's alleged actions requiring such employee to work an excessive number of hours, allegedly causing such employee to fall asleep while driving. The Company denies the allegations and intends to defend vigorously the action. The Company does not believe that the outcome of the action will have a material effect on the Company's business, financial condition or results of operations. The Company believes that the claim will be covered by its insurance.

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

        On May 17, 1996, the Company's Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein. As a result of the deletion of the mandatory and optional redemption provision, the Series B Preferred Stock was reclassified to equity in the balance sheet.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1995 and September 30, 1996 is unaudited)


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

        On May 9, 1996, as part of its reevaluation of its credit position, AT&T-CFC agreed to provide a $750,000 general line of credit, and a direct pay line of credit of $1,250,000, which requires a deposit of the proceeds of sales directly into AT&T-CFC's lockbox. Such lines of credit have the same financial covenants as the Company's previous line of credit with AT&T-

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1995 and September 30, 1996 is unaudited)


CFC. On May 17, 1996, simultaneously with the consummation of the sale into escrow of 462,512 shares of Series C Preferred Stock, the direct pay line of credit was terminated and the general line of credit was increased to $2 million. Such general line of credit expires on March 31, 1997 and may be renewed on such date. The outstanding balance due AT&T-CFC at September 30, 1996 was $62,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS (IN THOUSANDS)

        Three Months Ended September 30, 1996 and 1995

        Net Sales

        Net sales decreased by approximately $1,508, or 22.4%, in the three months ended September 30, 1996, as compared to net sales in the three months ended September 30, 1995. The decrease in 1996 resulted primarily from a $2,225 decrease in communications sector sales, a $1,154 decrease in federal sector sales and a $666 decrease in commercial sector sales, offset, in part, by a $2,537 increase in OEM sector sales.

        In accordance with the Company's strategy, the increase in sales in the OEM sector represents an increase in sales of the Company's own mass storage enhancement products. In addition, the decrease in the Company's communications sector reflects a continuing reduction in sales of NCR computer equipment.

        Historically, a substantial portion of sales made to customers in the communications sector were sales to multiple AT&T business units. However, the percentage of net sales made to such multiple AT&T entities has declined significantly from 49% in the three months ended September 30, 1995 to 11% in the corresponding period in 1996. The Company continues to be a direct VAR for NCR. However, due to the significant decline in the NCR server business, which was the result primarily of a decrease in sales to AT&T customers following the NCR divestiture, the Company anticipates that it will become an Associated VAR at some point in the future. In the event that the Company does become an Associated VAR, the Company's cost to acquire NCR products will increase and will have a material adverse effect on the communications sector's gross margins.

        An integral part of the Company's strategy is to continue to seek to diversify its customer base and proprietary storage product offerings as well as to increase direct commercial and federal sector sales and sales through alternate channel partners. During the third quarter of 1995, the Company had taken steps toward broadening its potentially available market by expanding its product and service offerings by becoming an IBM Industry Remarketer Affiliate for the IBM RISC System/6000. In addition, the Company established a reseller relationship with Computer Associates for its Unicenter product and entered into a business partner agreement with CLAM Associates, which provides a software product that would allow automatic server failover for IBM RS/6000s in clustered environments. While all of the 1995 third quarter relationships are still in place, the Company's primary emphasis is on selling its own mass storage enhancement products through various channels of distribution including OEMs, VARs, distributors and end-user accounts. In this regard, the Company, in the first quarter of 1996, introduced the Synchronix family of solutions, which focuses on providing a wide range of RAID and non-RAID mass storage solutions to meet the requirements from small departmental to large enterprise-wide storage needs. The Synchronix family currently includes varying offerings of the Synchronix Storage Management Subsystem, which provide concurrent, user-definable implementations of RAID and non-RAID configurations, and Synchronection, a high performance NFS file server. As previously announced, in the first quarter of 1996, the Company had entered into an OEM agreement with Unisys to sell Synchronix. Sales to Unisys of the Company's Synchronix product line during the three months ended September 30, 1996 were $2,710, or 51.8% of total net sales. Also, as previously announced, the Company entered into an agreement with Hughes Data Corporation ("Hughes") to sell mass storage RAID products through Hughes into the federal government. Sales to Hughes of such products for the three-month period ended September 30, 1996 were $478, or 9.1% of total net sales. There can be no assurance that the Company will be able to successfully continue to implement its strategy.

        Gross Profit

        The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products. The Company's gross profit decreased by approximately $66 in the three months ended September 30, 1996 to gross profit of approximately $1,775 in such period from $1,841 in the three months ended September 30, 1995. The decrease in the 1996 period resulted from decreased sales volume, offset, in part, by an increase in gross margin percentage. The Company's gross margin percentage increased to 33.9% in the three months ended September 30, 1996, as compared to 27.3% in the corresponding period of the prior year. The increase in gross margin percentage is due primarily to a shift in product mix and higher gross margins on sales of the Company's own mass storage enhancement products, which generally have higher gross margins than those realized in the sales of NCR based systems.

        Operating Expenses

        Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related employee benefits, payroll taxes and other administrative and overhead costs. Selling, general and administrative expenses decreased in absolute dollars by $776 from $2,303 in the three months ended September 30, 1995 to $1,527 in the three months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses also decreased in the three months ended September 30, 1996, representing 29.2% of net sales, a decrease of 5.0 percentage points from the three months ended September 30, 1995. The decrease was due principally to the decrease in selling, general and administrative expenses, offset, in part, by lower sales volume in the 1996 period as compared to the same period in 1995. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 52.5% and 54% of such expenses in the three months ended September 30, 1996 and the three months ended September 30, 1995, respectively.

        Research and development expenses consist primarily of the costs associated with research and development personnel. These expenses have increased in the past three years as the Company continued to enhance its tape backup devices and focused on the development of its RAID products and technology. Although research and development expenses were a small percentage of the Company's net sales in the third quarter of 1996, such expenses represented approximately 9.5% of the net sales of the Company's mass storage enhancement products (12.2% including the amount capitalized in the three month period ended September 30, 1996 in accordance with SFAS No. 86). The Company expects to continue to devote greater resources to product development in the future.

        Interest Expense

        Interest expense for the three months ended September 30, 1996 decreased by $63 as compared to the three months ended September 30, 1995, due principally to decreased inventory carrying levels resulting in a decrease in borrowings.

        Nine Months Ended September 30, 1996 and 1995

        Net Sales

        Net sales decreased by approximately $7,043, or 28.1%, in the nine months ended September 30, 1996 as compared to net sales in the nine months ended September 30, 1995. The decrease in 1996 resulted primarily from a $10,086 decrease in communications sector sales and a $815 decrease in commercial sector sales, offset, in part, by an increase in OEM sector sales of $3,703 and a $155 increase in federal sector sales. The reductions in sales involved primarily reductions in system orders and shipments which incorporated NCR products.

        In accordance with the Company's strategy, the increase in sales in the Company's federal and OEM sectors represents an increase in sales of the Company's own mass storage enhancement products. In addition, the decrease in the Company's communications sector reflects a reduction in sales of NCR computer equipment.

        Historically, a substantial portion of sales made to customers in the communications sector were sales to multiple AT&T business units. However, the percentage of net sales made to such multiple AT&T entities has declined significantly from 53% in the nine months ended September 30, 1995 to 16% in the corresponding period in 1996. The Company continues to be a direct VAR for NCR. However, due to the significant decline in the NCR server business, which was the result primarily of a decrease in sales to AT&T customers following the NCR divestiture, the Company anticipates that it will become an Associated VAR at some point in the future. In the event that the Company does become an Associated VAR, the Company's cost to acquire NCR products will increase and will have a material adverse effect on the communications sector's gross margins.

        An integral part of the Company's strategy is to continue to seek to diversify its customer base and proprietary storage product offerings as well as to increase direct commercial and federal sector sales and sales through alternate channel partners. During the third quarter of 1995, the Company had taken steps toward broadening its potentially available market by expanding its product and service offerings by becoming an IBM Industry Remarketer Affiliate for the IBM RISC System/6000. In addition, the Company established a reseller relationship with Computer Associates for its Unicenter product and entered into a business partner agreement with CLAM Associates, which provides a software product that would allow automatic server failover for IBM RS/6000s in clustered environments. While all of the 1995 third quarter relationships are still in place, the Company's primary emphasis is on selling its own mass storage enhancement products through various channels of distribution including OEMs, VARs, distributors and end-user accounts. In this regard, the Company, in the first quarter of 1996, introduced the Synchronix family of solutions, which focuses on providing a wide range of RAID and non-RAID mass storage solutions to meet the requirements from small departmental to large enterprise-wide storage needs. The Synchronix family currently includes varying offerings of the Synchronix Storage Management Subsystem, which provide concurrent, user-definable implementations of RAID and non-RAID configurations, and Synchronection, a high performance NFS file server. As previously announced, in the first quarter of 1996, the Company had entered into an OEM agreement with Unisys to sell Synchronix. Sales to Unisys of the Company's Synchronix product line during the nine months ended September 30, 1996 were $3,555, or 19.7% of total net sales. Also, as previously announced, the Company entered into an agreement with Hughes to sell mass storage RAID products through Hughes into the federal government. Sales to Hughes of such products for the nine-month period ended September 30, 1996 were $3,389, or 18.8% of total net sales. There can be no assurance that the Company will be able to successfully continue to implement its strategy.

        Gross Profit

        The Company's gross profit decreased by approximately $710 or 10.8%, in the nine months ended September 30, 1996 as compared to the gross profit earned in the nine months ended September 30, 1995 of $6,592. The decrease in the 1996 period resulted from decreased sales volume, offset, in part, by an increase in gross margin percentage from 26.3% in the nine months ended September 30, 1995 to 32.6% in the nine months ended September 30, 1996 and the absence of non-recurring charges in 1996. The increase in gross margin percentage is due primarily to a shift in product mix and higher gross margins on sales of the Company's own mass storage enhancement products.

        Operating Expenses

        Selling, general and administrative expenses remained relatively flat as a percentage of net sales in the nine months ended September 30, 1996, representing 28.7% of net sales, as compared to 28.6% of net sales in the nine months ended September 30, 1995. Selling, general and administrative expenses decreased in absolute dollars by $1,993 from $7,172 in the nine months ended September 30, 1995 to $5,179 in the nine months ended September 30, 1996. Salaries, commissions, bonuses and related employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 59% and 60% of such expenses in the nine months ended September 30, 1995 and the nine months ended September 30, 1996, respectively.

Interest Expense

        Interest expense for the nine months ended September 30, 1996 decreased by $171 as compared to the nine months ended September 30, 1996, due principally to decreased inventory carrying levels resulting in a decrease in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital was $4.4 million and $1.1 million at September 30, 1996 and December 31, 1995, respectively.

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

        During the nine months ended September 30, 1996, the Company relied on extended payment terms from AT&T Commercial Finance Corporation for 11.4% of its inventory acquisitions. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. In addition, the value of the inventory upon which AT&T-CFC has a first priority lien must be at least equal to the amount of credit extended (not including unbilled approvals) by AT&T-CFC. The Company's obligations under such agreement include the obligation to pay one-half of any advance within 30 days from the date of such advance and the remaining one-half within 60 days from the date of such advance. As of September 30, 1996, the Company owed approximately $62,000 under this credit line. The Company's available credit line for inventory acquisitions through AT&T-CFC was $5.5 million, including a $500,000 overline amount. The agreement with AT&T-CFC contains a total assets to debt ratio requirement, a total inventory to debt ratio requirement and a net worth requirement. As a result of a then uncured default by the Company with respect to its net worth requirement, AT&T-CFC re-evaluated its position with respect to the Company in the early part of 1996. On May 9, 1996, as part of its reevaluation of its credit position, AT&T-CFC agreed to provide a $750,000 general line of credit, and a direct pay line of credit of $1,250,000, which requires a deposit of the proceeds of sales directly into AT&T-CFC's lockbox. Such lines of credit have the same financial covenants as the Company's previous line of credit with AT&T-CFC. On May 17, 1996, simultaneously with the consummation of the sale into escrow of 462,512 shares of Series C Preferred Stock, the direct pay line of credit was terminated and the general line of credit was increased to $2 million. Such general line of credit expires on March 31, 1997 and may be renewed on such date. The outstanding balance due AT&T-CFC at September 30, 1996 was $62,000.

        The Company also has a financing facility with Fidelity Funding of California, Inc. ("Fidelity") which provides for a maximum accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. In addition, the agreement requires a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The financing facility agreement is for a period of three years and the obligations under such agreement are collateralized by substantially all of the assets of the Company. The agreement does not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. The balance for the line of credit at September 30, 1996 was $1,298,000. Available borrowings from the Company's accounts receivable line of credit were $1,048,000 at September 30, 1996.

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

        On September 30, 1996, the Company's cash and cash equivalents balance was approximately $4.7 million.

        The Company had, as of September 30, 1996, invested $478,000 in capital equipment and leasehold improvements. Capital expenditures for 1996 are expected to be approximately $600,000, although such amounts are not subject to formal commitments.

        The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months. The net cash provided by operating activities for the first nine months of 1996 was $1,250,000. This source of operating funds is the result primarily of a decrease in inventories offset, in part, by a decrease in the amount payable to AT&T Commercial.

                           PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders of the Company was held on August 22, 1996.

        There were present at the meeting in person or by proxy: (i) Common Stockholders holding an aggregate of 4,190,385 shares of Common Stock; (ii) Series B Stockholders holding 1,600,000 shares of Series B Stock; and (iii) Series C Stockholders holding 434,164 shares of Series C Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Common Stock Nominees                  For             Withheld
---------------------                  ---             --------
Michael E. Faherty              4,149,385 Shares    41,000 Shares
Gregg M. Azcuy                  4,149,385 Shares    41,000 Shares
Gale R. Aguilar                 4,149,385 Shares    41,000 Shares
James K. Dutton                 4,149,385 Shares    41,000 Shares
Donald E. Fowler                4,149,385 Shares    41,000 Shares
Frank R. Triolo                 4,149,385 Shares    41,000 Shares

Preferred Stock Nominee                For             Withheld
---------------------                  ---             --------
Thomas I. Unterberg

    Series B Preferred Stock    1,600,000 Shares      -0- Shares
    Series C Preferred Stock      434,164 Shares      -0- Shares

        Also at the meeting, a vote of the Common and Preferred stockholders was taken on the proposal to adopt the 1996 Non-Employee Directors Stock Option Plan. Of the shares present at the meeting in person or by proxy, 2,302,837 shares of Common Stock, 1,600,000 shares of Series B Stock and 434,164 shares of Series C Stock were voted in favor of such proposal, 117,665 shares of Common Stock were voted against such proposal and 14,900 shares of Common Stock abstained from voting.

        In addition, a vote of the Common and Preferred stockholders was taken at the meeting on the proposal to adopt the 1996 Stock Plan. Of the shares present at the meeting in person or by proxy, 1,496,086 shares of Common Stock, 1,600,000 shares of Series B Stock and 434,164 shares of Series C Stock were voted in favor of such proposal, 137,565 shares of Common Stock were voted against such proposal and 15,535 shares of Common Stock abstained from voting.

        Finally, a vote of the Common stockholders vote was taken at the meeting on the proposal to ratify the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 30, 1996. Of the shares present at the meeting in person or by proxy, 4,177,034 shares of Common Stock were voted in favor of such proposal, 6,800 shares of Common Stock were voted against such proposal and 6,551 shares of common Stock abstained from voting.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

               10.1 Indemnification Agreement dated July 8, 1996 by and between the Company and David J. Boyle.

        (b)    Reports on Form 8-K.

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECCS, Inc.



DATE: November 14, 1996                By:  /s/ Gregg M. Azcuy
                                          --------------------------------------
                                       Gregg M. Azcuy, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)




DATE: November 14, 1996                By:  /s/ Louis J. Altieri
                                          --------------------------------------
                                       Louis J. Altieri, Vice President, Finance
                                       and Administration (Principal Financial
                                       and Accounting Officer)