Form 10-K405
period 1996-12-31
ECCS INC
filed 1997-03-28
CIK 900619

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
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

              Securities registered under Section 12(b) of the Act:

                                            Name of each exchange
    Title of each class                      on which registered
    -------------------                      -------------------

    -------------------------               ---------------------------

    -------------------------               ---------------------------

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.01 par value

                            -------------------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:     X                           No:



            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



            State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $15,855,420 at February 28, 1997 based on the last sales price on that date. Such amount does not include the value of any Preferred Stock of the Company held by non-affiliates.



            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 1997:

Class                                          Number of Shares
-----                                          ----------------

Common Stock, $.01 par value                       4,462,124



            The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

                                   Item                                                          Page
                                   ----                                                          ----
PART I               ...............................................................................4
            1.       Business.......................................................................4
            2.       Properties....................................................................23
            3.       Legal Proceedings.............................................................23
            4.       Submission of Matters to a Vote of Security Holders...........................24

PART II              ..............................................................................25
            5.       Market for the Company's Common Equity and Related Stockholder Matters........25
            6.       Selected Financial Data.......................................................27
            7.       Management's Discussion and Analysis of Results of Operations and
                        Financial Condition........................................................28
            8.       Financial Statements and Supplementary Data...................................37
            9.       Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure.................................................................37

PART III             ..............................................................................38
            10.      Directors and Executive Officers of the Company...............................38
            11.      Executive Compensation........................................................38
            12.      Security Ownership of Certain Beneficial Owners and Management ...............38
            13.      Certain Relationships and Related Transactions................................38

PART IV              ..............................................................................39
            14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............39

SIGNATURES  .......................................................................................40

EXHIBIT INDEX......................................................................................42

FINANCIAL STATEMENTS AND SCHEDULE.................................................................F-1

         Statements contained or incorporated by reference in this Form 10-K that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. This Form 10-K contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

            ECCS, Inc. ("ECCS" or the "Company") is a designer and manufacturer of innovative, high-performance, user-definable, fault-tolerant storage subsystems for open systems and proprietary systems needs. ECCS' primary focus is storage and storage subsystem solutions. As a subset of this, the Company also provides computer software and hardware systems integration solutions that feature high availability mass storage enhancement products including those designed and manufactured by or for the Company. Notable features related to ECCS' high- availability mass storage enhancement products include RAID 10, Split Mirror (TM), Single Button Rebuild, Status Monitor software, fault tolerance, high performance and an intuitive graphical user interface. The Company's systems integration services feature custom design and support of high availability operating environments which include such features as automatic server failover, hot-swappable component replacement, and on-line system maintenance.

            The year ended December 31, 1996 was a transitional year for the Company during which the Company shifted its primary market position from that of a value added reseller ("VAR") and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. In connection with such transition, the Company began in 1996 to distinguish its revenues as follows: (i) those revenues derived from sales of mass storage enhancement products, which includes sales of all ECCS mass storage enhancement products, including the Synchronix family of products and MicroDFT and FFT product lines, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; (ii) revenues generated by the Company as a value added reseller; and (iii) revenues derived from services and other revenue. The Company devoted substantial product development efforts commencing in 1994 to make commercially available its Synchronix product family which currently includes varying offerings of the Synchronix Storage Management Subsystem. The Company commenced shipping to end-users the initial version of this product family in the first quarter of 1996.

            The Company's family of mass storage enhancement products for leading Open Systems environments includes RAID ("Redundant Array of Independent Disks") products and technology; external disk, optical and tape systems; and internal disk and tape storage devices. ECCS provides high availability Open Systems-based networked computer solutions deployed for implementation in enterprise-wide, transaction-oriented and client server applications which incorporate significant storage requirements. In its systems integration activities, the Company designs and configures integrated systems that include hardware, software, networking and communications, and provides related technical services. The Company's systems are designed to operate in a multi-vendor heterogeneous environment and support industry standard third-party software.

            Currently a significant majority of the end user customers for the Company's products and services are large corporations and federal agencies. The Company also markets its products through alternate channels of distribution, including other original equipment manufacturers (OEMs) (collectively referred to as alternate channel partners). An integral part of the Company's strategy will continue to be the increase of its sales of mass storage enhancement products through alternate channel partners, value added resellers, distributors and its own direct sales organization. The Company's primary alternate channel partner in 1996 was Unisys Corporation ("Unisys").

            The Company believes that the increasing size and complexity of Open Systems-based networked computing has created a demand for more sophisticated and powerful storage products which can provide reliability and performance approaching that which currently is available in mainframe and mini-computer environments.

            The Company began offering its own mass storage enhancement products in the late 1980s, primarily as part of its systems integration activities. For the year ended December 31, 1996, sales of the Company's proprietary mass storage enhancement systems, which historically have had higher gross margins than the Company's traditional sales of third party hardware, represented 80% of net sales and 91.4% of gross profit, up from 60.3% of net sales and 51.2% of gross profit in 1995. These systems, designed and manufactured by or for ECCS, currently are sold directly to end-users primarily through the Company's direct sales force, or by the Company in its capacity as a subcontractor to organizations which resell to Federal government customers, or through alternate channel partners, such as Unisys. Consistent with the Company's transition to a developer and manufacturer of proprietary mass storage enhancement systems during 1996, the Company hopes to maintain an ongoing sales mix of over 80% sales of proprietary mass storage enhancement systems and services. There can be no assurance, however, that the Company will achieve this objective.

            In 1996, the Synchronix family of products was first made commercially available by the Company. The Synchronix family, which includes RAIDS 0, 1, 3, 5 and 10, also includes varying offerings of the Synchronix Storage Management Subsystem, which provide concurrent, user- definable implementations of RAID fault tolerant and non-RAID configurations; and Synchronection, a high performance NFS file server. The Synchronix family of products provides ECCS' customers with a Graphical User Interface (GUI) which allows for the monitoring and management of virtually all systems functions, including configuration, cache policies, data rebuild and load balancing. Through the GUI, the system administrator can visually and audibly detect system changes as subtle as a rise in temperature. All active components including disk drives, power supplies, fans and system controllers are fully redundant, hot-swappable and can be monitored on-line through the GUI. See "-- Products and Technology -- RAID Technology."

            The Company was incorporated in New Jersey in February 1980 under the name The Word Store, Inc. The Company's name was changed to ECCS, Inc. in November 1985. Unless the context otherwise requires, the terms "Company" and "ECCS" refer to ECCS, Inc. and its subsidiaries. The address of the Company's principal corporate offices is One Sheila Drive, Tinton Falls, New Jersey 07724, and its telephone number is 908-747-6995.

            The Company has registered trademarks for RAID 10 PERFORMANCE MANAGER, INTELLIGENT REBUILD, SPLIT MIRROR, EXAMODULE, SYNCHRONIX, INVERSE MIRRORING, SYNCHRONISM, SYNCHRONECTION, SPLIT VOLUME and EASY BACKUP. All other tradenames referenced are the servicemarks, trademarks or registered tradenames of their respective companies or organizations.

INDUSTRY BACKGROUND

            The Open Systems marketplace has benefited from major trends within business computing over the last decade. In the early 1980s, corporations operated in highly centralized environments where data centers were equipped with mainframe and/or mini-computer hosts and accommodated multiple mass storage systems providing substantial storage capacity capable of housing large databases and applications. These computing products were based on a broad variety of different and proprietary operating systems which made it impractical to port applications across disparate platforms. In the late 1980s, networks based on lower cost but powerful non-mainframe, non-mini-computer, computers using the UNIX operating system began to emerge as a growing market for Open Systems and in the 1990's systems using the Microsoft NT operating system have contributed to such market growth. As microcomputers grew in processing power and networks began to proliferate in corporate environments, businesses began to downsize from mainframe and mini-computer, host-based computing and to migrate applications, including mission critical ones, toward networks of Open Systems-based computers. These changes were driven by the significant advantages Open Systems enjoy over proprietary systems in terms of price/performance and flexibility.

            As the size and complexity of networks and the applications and data residing on them have grown, storage and data access requirements and reliability concerns have strained the resources of many computing environments. The Company believes that these trends in networked computing are creating growing demand for more sophisticated and powerful storage products and are defining new requirements for storage compatibility, reliability, performance, scalability and management, including increased automation simplification of the systems administrator's tasks. Mass storage enhancement products for networked computers have been developed and marketed, including higher capacity and performance external disk, tape and optical systems and internal disk and tape storage devices. Despite the alternatives and the high capacities available in storage and backup media, networked Open Systems computers historically have not offered the data integrity characteristic of mainframe platforms. In addition, because Open Systems do not require the same level of human resources as is typically required in mainframe and large mini-computer installations, the Company believes that systems administrators may find Open Systems to be a more efficient and economical mass storage solution.

            There are many mission critical applications, including on-line transaction processing, likely to require improved reliability and fault-tolerant hardware. Although these markets traditionally have been dominated by mainframe and mini-computer based systems, Open Systems and the Microsoft Windows NT environments are rapidly becoming increasingly important. This increase is driven largely by the trend toward rightsizing -- moving applications and data to more efficient networked systems. It also is driven by the growth of departmental networked computing environments involving databases for applications not previously automated in mainframe or minicomputer environments as these become mission critical to the users.

            Interest in RAID subsystems in networks of Open Systems-based computers has been generated by the concern for data preservation, coupled with the increased capacity available in such systems and the demands for I/O performance. RAID technology initially was developed at the University of California, Berkeley in 1986. The RAID Advisory Board, of which the Company is a member, is an industry consortium created to: (i) promote the exchange of information among RAID manufacturers; (ii) educate the public about RAID and its implications for the computer industry; and (iii) develop reference materials and standards which can help both providers and purchasers in the selection of RAID subsystems. The Company works closely with the RAID Advisory Board to ensure that the Company's RAID standards are compatible with industry standards. RAID technology enhances reliability (fault tolerance) and can improve certain performance features of file servers and multiuser computers by using parallel disk drives to achieve higher data availability. The redundancy of the disk drives reduces the risk of data loss due to the failure of a single drive unit. It is commonly believed in the industry that one of the most fragile components of a computer system is the disk subsystem. Disk drives, therefore, have become a focus of reliability concerns. Disk drive failures, depending on the extent of the damage and the user's backup practices, can be not only costly and time consuming but even catastrophic for a business user.

PRODUCTS AND TECHNOLOGY

            Prior to the Company's transition during 1996 to a developer and manufacturer of proprietary mass storage enhancement systems, the vast majority of the Company's products were sold in connection with the implementation of NCR, SUN, HP and IBM computer systems as part of a complete solution, primarily with an NCR computer system. Sales of proprietary mass storage enhancement systems in 1996 represented 80% of net sales and the Company hopes to maintain an ongoing sales mix of over 80% sales of proprietary mass storage enhancement systems and services. There can be no assurance, however, that the Company will achieve this objective. The Company's family of mass storage enhancement products includes RAID products, external disk, optical and tape systems; and internal disk and tape storage devices and storage related software. The Company believes that such products provide either a level of performance or features or a combination thereof not generally available from other vendors.

During 1996, the Company expanded development of products based on its proprietary know-how, including, but not limited to, RAID hardware, firmware and software technologies, and network attached storage products which the Company intends to market on a broader scale, including increased emphasis on sales through alternate channel partners.

            All of the Company's products are compatible with the SCSI (Small Computers Systems Interface) protocol, an industry standard interface for peripheral devices supported by the vast majority of computer manufacturers, as well as with SCSI 2, an enhancement of the SCSI protocol and fiber protocol. The Company's products operate with many major Open Systems hardware platforms and operating systems environments. Thus, the Company may better address customer needs for portability and integration in their respective application environments.

            Recent advances in the speed and capacity of servers in networked environments often have exceeded the growth in capability of traditional off-the-shelf storage systems. In anticipation of and in response to these industry trends, the Company has focused its product development efforts on advanced storage products.

            The Company's currently available mass storage systems and products, as summarized in the following table, comprise a family of enhancement solutions across a wide range of capacities and operate over multiple standard platforms:

                              PRINCIPAL PLATFORMS(1)
                           --------------------------
                             OPERATING                         RANGE OF         SELECTED                      PRIMARY
PRODUCT                      SYSTEM (2)        SERVER          CAPACITY         FEATURES                    APPLICATIONS
-------                    ------------        ------          --------         --------                    -------------
Storage Subsystem
   Synchronix               UNIX SVR4           NCR            4.2GB-819GB      High Availability           Enterprise wide
                            Sun O/S             Sun                             High performance              applications
                            Sun-Solaris         HP                              Fault tolerant              Data base environments
                            HP-UX               IBM                             Redundant components
                            Windows NT          NT (generic)                    Highly scalable
                            Wolfpack                                            Multi-host connect
                            IBM                                                 Array based failover
                            AIX                                                 Concurrently supports
                                                                                multiple RAID levels
                                                                                (0, 1, 3, 5, 10) &
                                                                                JBOD Advanced GUI

----------------------------------------------------------------------------------------------------------------------------------
NETWORK STORAGE
SUBSYSTEM
   Synchronection           Ethernet 10/100 BaseT              Up to 4TB        High Availability           Network wide
                            FDDI 100/Mbsec fibre                                High Performance
                            CDDI100/MBsec                                       Fault resilient
                            Twisted pair                                        Dynamic ally Extensible
                            SMB/CIFS                                            Proprietary real time OS
                            TCP/UDP/IP                                          Automatic Network
                                                                                    Processor Failover
                                                                                    (ANPF)

----------------------------------------------------------------------------------------------------------------------------------
WORK STATION (SERVER)
   RAVEN                    Sun Solaris 2.5.1                  4.2-46GB         High Availability           Departmental data server
                                                                                High performance

----------------------------------------------------------------------------------------------------------------------------------
DISK DRIVE SUBSYSTEMS
    Removable Disk         UNIX SVR4            NCR            4.2GB - 33.6GB   Hot swap removable          Enterprise applications
    Module (RDM)             SunO/S,            Sun SPARC                           disks                    requiring very high
                             Solaris,           HP                              Redundant power              performance with
                           HP-UX                IBM                                  supplies                minimal down time and
                           Windows NT                                           Supports eight 3.5           data security
                           AIX                                                       half-height devices

                      PRINCIPAL PLATFORMS(1)
                     OPERATING                              RANGE OF           SELECTED           PRIMARY
PRODUCT                SYSTEM (2)       SERVER              CAPACITY           FEATURES           APPLICATIONS
-------              ------------       ------              --------           --------           ------------
DISK ARRAY
STORAGE(3)
   MicroDFT-1        UNIX SVR4          NCR                 2.1-4.2GB          Scalability        Mission critical
                       SUN O/S          SUN SPARC                              Hot-swapping         applications
                       Solaris          HP                                     Plug and play        requiring small
                     HP-UX              Novell                                 Small form factor    size, high
                     Novell             IBM                                                         performance,
                     Windows NT                                                                     disk fault
                     AIX                                                                            tolerance and
                                                                                                    fault tolerance
                                                                                                    boot drive

   MicroDFT-1E       UNIX SVR4          NCR                 2.1-4.2GB          Scalability        Mission critical
                       SUN O/S          SUN SPARC                              Hot-swapping         applications
                       Solaris          HP                                     Plug and play        requiring small
                     HP-UX              Novell                                 Desk-top             size, high
                     Novell             IBM                                    enclosure            performance,
                     Windows NT                                                                     disk fault
                     AIX                                                                            tolerance and
                                                                                                    fault tolerance
                                                                                                    boot drive

   MicroDFT-1R       UNIX SVR4          NCR                 2.1GB-16.8GB       Supports RAID      Mission critical
                       Sun O/S,         SUN SPARC                              levels 0,1 & 10      applications
                       Solaris          HP                                     Hot swap disks       requiring large
                     HP-UX              Novell                                 Automatic rebuild    capacity, high
                     Windows NT         IBM                                    Redundant power      performance and
                     AIX                                                         supplies           disk fault
                                                                               Supports eight       tolerance
                                                                                 3.5"
                                                                                 half-height
                                                                                 devices

   FFT-1             UNIX SVR4          NCR                 2.1-12.6GB         Extensive          Mission critical
                       SUN O/S          SUN SPARC                                Scalability        applications
                       Solaris          HP                                     Hot-swapping         requiring high
                     HP-UX              Novell                                 Plug and play        performance, and
                     Novell                                                    Power supplies       full fault
                     Windows NT                                                  and fans           tolerance

   RAID                UNIX SVR4        NCR                    N/A             RAID 10            Highest
    Performance        SUN O/S          SUN SPARC                                performance        performance
    Manager (RPM)      Solaris                                                   when used with     possible while
    (Software)                                                                   ECCS RAID          still
                                                                                 systems            maintaining
                                                                                                    redundancy

   SPLIT MIRROR      UNIX SVR4          NCR                    N/A             Mirrored pair      Allows back-up
    Option             SUN O/S          SUN SPARC                                splitting          without
    (Software)         Solaris          HP                                       software           disturbing
                     HP-UX                                                                          system operation
                                                                                                    and software
                                                                                                    upgrading
                                                                                                    without shutting
                                                                                                    system down
---------------------------------------------------------------------------------------------------------------------

MISCELLANEOUS
  PRODUCTS
DATA CENTER
  CABINETS

5631BASE             N/A                N/A                    N/A             Used for all       High capacity
  (54" Data Center                                                               ECCS rackmount     storage
  cabinet)                                                                       products           environments

5640BASE             N/A                N/A                    N/A             Used for all       High capacity
  (70" Data Center                                                               ECCS rackmount     storage
  cabinet)                                                                       products           environments


------------

N/A  = Not applicable.

(1) These products also are compatible with other hardware and software platforms not listed.

(2) To the extent that they provide support for the SCSI, SCSI 2, or SCSI 3 (ULTRA) interface, the Company's products are compatible with all UNIX and NT platforms.

(3)  See "Raid Technology."

            RAID Technology

            RAID, an acronym for Redundant Array of Independent Disks, uses multiple disk drives to increase the reliability and availability of data storage. The redundancy of the disk drives ensures that no data is lost due to the failure of a single drive unit. RAID is designed to take advantage of low cost, high volume disk drives by combining multiple drives into a system or array to improve reliability. By using an array of drives, configured so that the operating system treats multiple drives as a single drive, computers and networks can improve reliability and certain performance characteristics through greater capacity, higher data transfer and access speeds, and greater protection against data loss. The components most likely to fail, such as drives and power supplies, can be duplicated so that the system will continue to operate without breakdown or loss of data. A properly designed RAID subsystem incorporates redundancy into a drive array, permitting a network to remain on-line until, or even while, a damaged drive is rebuilt. Depending on the design of the RAID, failed components may be replaced while the system is operating (hot-swapping) or at a later time when the system is off-line.

            RAID is available in several architectures, known as levels "0" through "5". Although these six categories have become recognized standards, they are still evolving. The Company works closely with the RAID Advisory Board to ensure that the Company's RAID standards are compatible with industry standards. The RAID Advisory Board, of which the Company is a member, is an industry consortium involved in developing and standardizing RAID technologies. ECCS was instrumental in developing a RAID tutorial for such Board, which is used to educate member companies and potential users about RAID.

            The various RAID implementations (referred to in the industry as RAID levels 0 through 5) utilize different forms of spreading data across disks. In mirroring, data is duplicated through simultaneous writes to two identical disk drives. Data is read from a single disk with a redundant disk available as a fault tolerant on-line backup. In striping, data is partitioned across the disks and redundancy can be achieved through the use of error correcting codes. These codes generate redundant data, typically known as parity, from the logical combination of non-redundant data on other disks. In the event of a disk crash, part or all of the lost data may be reconstructed from the error correcting codes which are stored on either a different drive or across multiple drives. In 1992, the Company conceived and introduced a hybrid architecture of RAID which it terms RAID 10. RAID 10, unlike RAID 0 through 5, combines mirroring and striping thus providing the best cost/performance for on-line transaction processing (OLTP) applications. The RAID Advisory Board has proposed the adoption of a certification and testing procedure that does not include RAID level certification. The plan concentrates on functionality, performance and reliability and, if adopted as proposed, will not have a material effect on ECCS' operations.

            Each of the different RAID architectures has certain advantages and disadvantages depending upon the application. For example, the Company believes that in many environments RAID 0 provides the highest I/O performance but without redundancy; RAID 1 provides fault tolerance but involves twice the disk cost; RAID 3 provides optimal architecture for high-performance, large-block serial access files typically found in many imaging and video on-demand applications; RAID 5 provides fault tolerance at a lower cost but has the slowest I/O performance in write-intensive applications; and RAID 10 provides both high I/O performance and redundancy but is the most costly per megabyte. For any given RAID application, users must undertake a cost/benefit analysis and choose among the technical features and relative costs of the several RAID architectures, including degree of fault tolerance, capacity and performance.

            The following table lists principal features of each RAID configuration (consistent with current industry standards):

       LEVEL           Description                                              Features
       -----           -----------                                              --------
       RAID 0          Striping                                                 - number of drives is scalable
   Data Striping       - no redundancy                                          - independent data paths to drives
     w/o Parity                                                                 - irretrievable loss of data if one disk crashes
--------------------------------------------------------------------------------------------------------------------------------
       RAID 1          Mirroring                                                - number of drives is not scalable
   Mirrored Disk       - each block of data duplicated on mirror drive          - independent data paths to drives
       Array             through simultaneous writes
--------------------------------------------------------------------------------------------------------------------------------
       RAID 2          Striping                                                 - number of drives is not scalable
  Hamming Code for     - data is striped by bit (bit- interleave)               - independent data paths to drives
  Error Correction     - multiple disks store data; check disks are added
                         for single error correction and double error
                         detection
--------------------------------------------------------------------------------------------------------------------------------
       RAID 3          Striping                                                 - drives together work as virtual drive
   Parallel Disk       - array of parallel drives transfer data with single     - number of drives is expandable
       Array             drive functioning as a parity check disk               - parallel data paths to drives
--------------------------------------------------------------------------------------------------------------------------------
       RAID 4          STRIPING                                                 - number of drives is scalable
    Independent        - data is striped by system block size                   - independent data paths to drives
     Disk Array        - reads and writes on independent drives with
                         dedicated parity drive
--------------------------------------------------------------------------------------------------------------------------------
       RAID 5          Striping                                                 - number of drives is scalable
    Independent        - data is striped by system block size                   - independent data paths to drives
     Disk Array        - reads and writes on independent drives with
                         parity spread across all drives
--------------------------------------------------------------------------------------------------------------------------------
     RAID 10(1)        STRIPING AND MIRRORING                                   - number of drives is scalable
                       - block striping of data performed on top of             - independent data paths to drives
                         parallel mirroring                                     - hybrid architecture that simultaneously
                                                                                  provides the performance of RAID 0 with the
                                                                                  fault tolerance of RAID 1
--------------------------------------------------------------------------------------------------------------------------------

(1)  Defined as hybrid technology RAID Level 0&1 by the RAID Advisory Board.

            During 1995, and continuing through 1996, the Company continued to focus substantial product development efforts on its RAID products, and specifically, on the development of a new product family, Synchronix, ECCS' next generation, high availability controller and subsystem. Synchronix currently includes varying offerings of the Synchronix Storage Management Subsystem, which can be configured to provide capabilities ranging from just an array of independent disks through multiple levels of RAID and which can incorporate advanced, easy to utilize storage management and system administration capabilities. Synchronix first became commercially available in 1996, and the Company commenced shipping to end-users the initial version of this product family in the first quarter of 1996. Synchronix has been and is being designed to feature a high-performance, high availability architecture for use in mission-critical applications for Open Systems computing environments. It combines RAID technology and hierarchical disk management to ensure high data availability and performance. Synchronix uses intelligent data migration to hold mission-critical data in on-line, high performance storage, migrating older, less critical data to other media where it can be kept near-line or archived. During the second quarter of 1996, the Company announced the availability of an enterprise storage and retrieval system named Synchronection. Synchronection combines the Company's Synchronix system with network software, offering storage capability up to 1.6 terabytes. Synchronection, due to its software component, offers more flexibility and a greater degree of compatibility with most networked systems, reducing the need for customized solutions and extensive testing periods. Computer Technology Review, a publication subscribed to by over 75,000 Information Systems Professionals, has awarded ECCS its "Editor's Choice Award" for Synchronix. There can be no assurance, however, that the Company will be successful in continuing to commercialize its Synchronix family of products.

            The Company announced several new RAID products during 1994, including: (i) the MicroDFT-1E to address high availability requirements at the workstation level; (ii) a GUI-based version of its RAID Performance Monitor which was designed to provide an easy method for striping and concatenating data over disk drives which are configured as part of the Company's RAID subsystems;
(iii) a GUI-based version of its status monitor which allows for the configuration of subsystems from an operator's console and also allows for remote monitoring of the status of a subsystem; and (iv) the MicroDFT-1R which is a scalable rackmount version of the MicroDFT-1, with redundant power supplies. A custom rackmount package, with specialized applications, to house the MicroDFT-1R along with two SUN SparcStations was announced in 1995.

            In addition, during 1994, the Company introduced several feature upgrades to its RAID products. The first of these was Split Mirror which provides the advantages of a RAID 1 configuration but allows a redundant disk drive to be used independently so that it may be disconnected from the mirror and mounted as an external volume or used as additional storage. The Company also announced increases in disk drive capacities for its RAID and removable disk drive units from 2.1GBs to 4.2GBs.

            The Company's first RAID product, the DFT-1 Module, was introduced in 1992, the first in a planned line of feature fault tolerant storage subsystems collectively known as RAID Modules, that continue to be designed by the Company to meet the growing demand for data integrity among customers who are rightsizing from mainframe to Open Systems platforms and/or who are in the process of developing departmental networks with large database requirements, the integrity and high availability of which are mission critical to the users. The DFT-1 Module is disk fault tolerant. It provides complete disk fault tolerance through mirroring performed across SCSI disks. The DFT-1 is "RAID 10 Ready" inasmuch as parallel striping and mirroring are achieved by coupling the DFT-1 hardware with striping software available through the Company or third-party vendors. The Company currently offers striping software for certain Open System platforms. ECCS believes that a combination hardware/software solution achieves certain benefits for its RAID 10 without the excessive consumption of CPU capacity or I/O bandwidth generally associated with software-only RAID implementations. The Company believes that RAID 10 is a more efficient RAID alternative for certain applications that are characterized by numerous writes to disk.

            Also in 1992, the Company conceived and introduced a hybrid RAID architecture, which it terms RAID 10. Since introduction of its first RAID product in October 1992, the Company has supplemented its storage products with additional offerings, including new RAID products and technologies. In 1994, the Company also enhanced its product offerings through OEM/reseller agreements covering the FFT-1035 RAID product, 8mm and 4mm tape products and optical jukeboxes. In 1995, the Company introduced the FFT-105C product, a fault tolerant based storage product with RAID levels 1, 0 and 5 and a GUI. The Company also introduced in 1995 a number of enhancements such as EXAMODULE TURBO 7005XL, and other enhancements to vanity and memory products. The Generic Driver Tray (GDT) enclosure was introduced along with the FFT 1035. The Company increased its product connectivity with the expansion of the MicroDFT, FFT and EDT products to include the RS6000 family from IBM, in addition to NCR, SUN and HP.

            The Company believes that its success depends, in part, on its ability to enhance existing products and to develop new products that maintain technological leadership, meet a wide range of changing customer needs and achieve market acceptance. The year ended December 31, 1996 was a transitional year for the Company during which the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. The Company is continuing to focus its attention on new and improved technologies that the Company is designing and testing for anticipated market release in the next twelve to twenty-four months. These new areas are consistent with the Company's core storage product expertise, with focus on host and new network-based storage technologies. The Company previously announced that in January 1997, the Company executed a letter of intent with Tandem Computers for the development of ServerNet based, fault tolerant, high performance, network storage systems. Given the early stage of this development project, the Company currently is unable to assess the impact this new technology may have on the Company's future revenues, if any. Lack of market acceptance for the Company's existing or new products, the Company's failure to introduce new products in a timely or cost-effective manner, or its failure to increase functionality of existing products or remain price competitive, would materially adversely affect the Company's operating results. There can be no assurance that the Company will be successful in its new product development efforts or that the Company's new and/or enhancements of existing products, even if successfully developed, will achieve market acceptance.

VALUE ADDED RESELLER AND SERVICES AND OTHER REVENUES

            ECCS' integration strategy is to primarily pursue integration projects that incorporate the Company's proprietary enhancement systems. In its systems integration activities, ECCS designs and configures integrated systems that include hardware, software, networking and communications, and provides related technical services. Some of its projects involve custom applications of its own mass storage enhancement products as well as other vendor storage products. The following is a summary description of systems integration activities and target environments addressed by the Company:

            - End-user customers who are implementing high availability solutions which require redundant CPUs, a failover operating environment, RAID mass storage redundancy and network redundancy.

            - End-user customers who are rightsizing data center systems from mainframes to Open Systems-based networks. ECCS works with its customers to determine whether applications should reside on mainframes or departmental servers and provides application prototyping, benchmarking, implementation planning, and installation.

            - End-user customers who are implementing client/server oriented systems. Installations range from local area networks to wide area networks.

            - Acting as a subcontractor for larger organizations that provide software, hardware or services to their customers. The Company provides products and services such as: presales marketing support; configuration, design, testing, and application development support; delivery and installation of an integrated system; delivery and installation of enhancements; and, in separate arrangements under a master contract or pursuant to a service contract, post-sales support and facilities management.

            The Company is capable of offering a comprehensive package of resources necessary to implement major systems projects for large corporate clients. The Company attempts to differentiate itself in the Open Systems market from other systems integrators by focusing on customer requirements that include a need for mass storage systems in which its proprietary mass storage enhancement systems can be incorporated and by providing a range of technical skills, such as logical and physical design and testing, and technical expertise in computer systems, storage systems, networking, operating systems, communications, and implementation and related post-sales support. See "-- Competition."

SALES AND MARKETING

            ECCS currently focuses its direct marketing and sales efforts on corporate end user accounts and organizations selling to Federal government customers. The Company uses its direct sales and marketing force consisting of 19 people, of whom 12 are salespersons subject to quotas. The Company conducts sales and marketing from its corporate headquarters in New Jersey and from its offices in Aventura, Florida; Alpharetta, Georgia; Herndon, Virginia; and San Jose, California. The Company believes that direct sales and support can lead to better account penetration and control, better communications and long-term relationships with end user customers, opportunities for follow-on sales to the existing customer base and more accurate identification of current and future end user customer requirements with which to guide product specification and development efforts. In order to maximize market opportunities, and recognizing the significant costs of increasing its direct sales force, the Company also sells its proprietary systems and products through alternate channel partners. ECCS currently has two full-time salespersons pursuing alternate channels.

            The Company's sales currently are derived approximately 62% from its direct sales organization, of which 30% are sales into the federal government with the balance being derived from various commercial customers, and approximately 38% from alternate channel partners. Prior to the Company's transition in 1996, at which time the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems, the Company categorized its internal sales organization as being comprised of three sectors, Communications, Commercial and Federal, each of which marketed to end-user customers by direct sales calls, direct mail and telemarketing. Although the Company continues to market to end users by such direct sales calls, direct mail and telemarketing methods, the Company now distinguishes its revenues as follows: (i) those revenues derived from sales of mass storage enhancement products, which includes sales of all ECCS mass storage enhancement products, including the Synchronix family of products and MicroDFT and FFT product lines, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; (ii) revenues generated by the Company as a value added reseller; and
(iii) revenues derived from services and other revenue. Within each of these categories, the Company further distinguishes revenues generated by sales to alternate channels, of which Unisys is the Company's primary alternate channel partner, and aggregate sales to all Federal customers, of which sales by the Company in its capacity as a subcontractor to prime contractor Hughes Data Systems were significant, given the substantial percentage of revenues generated by each.

            Sales of the Company's proprietary mass storage enhancement systems accounted for 80%, 45% and 36% of net sales in 1996, 1995 and 1994, respectively. Sales by the Company in its capacity as a value added reseller accounted for 8%, 40% and 52% of net sales in 1996, 1995 and 1994, respectively. Services and other revenues accounted for 12%, 15% and 12% of net sales in 1996, 1995 and 1994, respectively. The year to year percentage increases in sales by the Company of its proprietary systems, as well as the year to year percentage decreases in sales by the Company in its capacity as a value added reseller are due, primarily, to the Company's shift in its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems.

            Sales to alternate channel partners accounted for approximately 38%, 8% and 3% of net sales in 1996, 1995, and 1994, respectively. The Company hopes to increase its revenue in a controlled manner by increasing its efforts to develop broader market penetration for its proprietary products through alternate channel partners, value added resellers, distributors and its own direct sales organization. There can be no assurance, however, that such increase in revenue or such development of broader market penetration by the Company will occur to a meaningful extent, if at all. If the Company's efforts to increase sales through alternate channel partners are successful, the Company believes that direct end-user sales will, in the future, represent a smaller percentage of total sales, and thus, that the Company's dependence on sales to any one customer will be lessened. There can be no assurance, however, that the Company's alternate channel marketing efforts will be successful in reducing dependence on any one customer. The Company continues efforts to establish potential OEM relationships for specialized and standard versions of its Synchronix product line, in addition to its relationship with Unisys. The Company believes that additional OEM relationships may decrease the Company's reliance on its OEM relationship with Unisys as described below. There can be no assurance, however, that such relationships will be established, or if established, that they will decrease the Company's reliance on its OEM relationship with Unisys.

            Sales to the Company's primary alternate channel partner, Unisys, accounted for 30% of the Company's net sales in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys, that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments. As a result, historical sales cannot be relied upon as an accurate indicator of future sales. The Company's sales are made by purchase order and, therefore, the Company has no long-term commitments from Unisys and such customer generally may cancel orders on 30 days notice. Accordingly, there can be no assurance that orders from Unisys will continue at their historic levels, or that the Company will be able to obtain any new orders from Unisys. The loss of Unisys as a customer, or the cancellation or rescheduling of orders already placed, would materially and adversely affect the Company's business, financial condition and operating results.

            Federal systems entity sales, which are comprised of sales into the Federal government, represented 30%, 21%, and 7% of net sales in 1996, 1995, and 1994, respectively. As previously reported, during 1996 the Company became a subcontractor to a prime contractor, Hughes Data Systems, which was awarded a United States Air Force Workstation Contract, along with Sun Microsystems, Inc. Sales pursuant to this arrangement totaled $3.7 million in 1996 or 16% of sales. There are no minimum purchase requirements. There can be no assurance that any of the Company's options will be selected in the future or that the contract will not be prematurely terminated.

            The United States Air Force, an end user of the Company's products which purchases such products through Hughes Data Systems and other government contractors, purchased $5.7 million of products, or 25% and 84% of the Company's net sales and sales into federal systems, respectively, in 1996.

            As previously reported, the Company has entered into a new relationship with Tandem Computers for a ServerNet based, fault tolerant, high performance, network storage system. The Company does not expect this effort to have any revenue associated with it in the first two quarters of 1997. It is too early to accurately determine the impact that such relationship will have on the Company's revenue for 1997 or beyond, if any.

            In 1996, 1995 and 1994, purchases by multiple AT&T business units represented 14%, 51% and 65%, respectively of all purchases from the Company. All such sales by the Company to AT&T were made on an individual purchase order basis and, therefore, there were and are no ongoing written commitments by AT&T to purchase from the Company. The Company historically sold its mass storage enhancement systems and provided systems integration services to AT&T, and, acting as a value added reseller of NCR products, sold NCR computer hardware systems to multiple AT&T business units for either their own use as an end user or for resale by such business units to third parties.

            Effective December 2, 1996, the Company executed a Value Added Reseller Agreement with NCR pursuant to which the Company is an authorized VAR of NCR products and, subject to certain agreed upon terms and conditions, may purchase NCR products for resale in the United States at a discounted price as determined by NCR, and subject to change at any time. There are no minimum purchase requirements under the agreement. The agreement does require, however, an obligation by the Company to use its best efforts to achieve an agreed upon sales target. The Company does not believe that it will achieve the sales target set for 1997, and, accordingly, the cost to the Company of acquiring products from NCR under this agreement in the future will increase, and the Company's margin on sales of such products will decrease. The Company believes, however, that it will not be materially adversely affected by such product cost increases, given the Company's diminished reliance on such sales. There can be no assurance, however, that the Company's operating results will not be materially adversely affected. The agreement is terminable by either party for any reason upon ninety days written notice, and may be terminated sooner under certain conditions.

            The Company continues to place emphasis on growth in sales of its Synchronix family of products and other proprietary products through the allocation to such products of an increasing percentage of the Company's sales and marketing resources. Emphasis also is being placed on marketing the Company's RAID subsystems through alternate channel partners where the Company's RAID solutions become an integral part of the solution being provided to such alternate channel partners' customers. See "-- Products and Technology -- RAID Technology."

            There can be no assurance that the Company will be able to expand activity in any of its target markets.

TECHNICAL SUPPORT SERVICES

            A key element of ECCS' business strategy is to provide extensive support, directly and through third parties, to its customers. The Company provides full hardware and software support and technical services to customers in or around the Company's regional support areas in the United States. The Company has established a customer service and support organization that provides both pre- and post-sales support. Customers have toll-free telephone access (1-800-2-GET-HLP) to technical specialists who respond to hardware, software and applications questions. The Company tracks service reports through a customer database which maintains current status reports as well as historical logs of customer interaction. The Company offers different levels of service contracts utilizing its own and/or third party personnel (e.g. 7x24x365) with defined critical on-site response times.

            The Company's technical support specialists are divided into three "tiers" or "levels" of support, and are thus able not only to diagnose and solve technical problems but also to assist customers with systems integration and use.

            ECCS provides a one-year warranty with its tape products, a three-year warranty on the proprietary content of its RAID products and, with respect to the non-proprietary content of such RAID products, passes through to customers applicable vendor warranties. The Company provides customers the option of purchasing an extended maintenance contract for all of its products.

COMPETITION

            ECCS is engaged in fields within the data processing industry characterized by a high level of competition. Many established companies, including manufacturers of computers, systems integrators and manufacturers of mass storage enhancement products and networking products compete with the Company. Many of such competitors have resources greater than those of the Company. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

            ECCS also believes it distinguishes itself from its competitors on the basis of the combination of its technical expertise, its systems integration services and its service and customer support. The Company believes it distinguishes itself from competitors through the available features, price and performance of its own mass storage enhancement products.

            With respect to mass storage enhancement products, there are many competitors in each product category, none of which is dominant in any one product category, but each of which addresses specific applications and/or markets. The Company believes that the currently available alternative mass storage devices are not adequate substitutes with respect to the particular applications addressed by the Company's products. Such alternatives address different requirements for such characteristics as storage capacity, data access speed, reliability, fault tolerance and price/performance. With respect to RAID products and technology, EMC Corp. and Storage Technology Corporation are significant participants in the RAID market for IBM mainframe computers and have acquired companies which have products that address the open- system market. Most computer systems companies and companies that offer memory enhancement products also offer RAID, mass storage and backup products and technologies, or are undertaking development efforts, which compete or may compete with the Company in the RAID marketplace for Open Systems-based networked computers, including companies considerably larger and with greater resources than those of the Company. Companies such as IBM, Tandem, Stratus and Sequoia currently provide RAID solutions for the mainframe and mini-computer market segments. There can be no assurance that such companies will not enter the RAID marketplace for Open Systems-based non-mainframe, non-mini-computer computers. To the best knowledge of the Company, current providers of RAID products and technology in the Open Systems marketplace on an OEM basis and/or to end users include, among others, SUN, IBM, Digital Equipment Corporation, Data General, Hewlett Packard, Compaq, Artecon, EMC and Hyundai's Symbios Logic Division.

            The Company designs its RAID products to comply with standards adopted by the industry and the RAID Advisory Board, which the Company believes are industry-accepted standards, and the Company works closely with the RAID Advisory Board to ensure that the Company's RAID standards are compatible with industry standards. Although the Company knows of no other standard-setting body currently in existence, there can be no assurance that other standards will not become industry-accepted standards.

            Competitive factors include relative price/performance; product features, quality and reliability; adherence to industry standards; financial strength; and service, support and reputation. For certain of the Company's products, an important factor in competition may be the timing of market introduction of its or its competitors' products, relative time to market of products and product availability. Accordingly, the relative speed with which the Company can develop products and bring them to market also are important competitive factors.

MANUFACTURING AND SUPPLIERS

            ECCS relies on outside manufacturers to manufacture and produce certain of the Company's products for use in the Company's proprietary systems, as well as for the direct sale to end users, and relies on outside suppliers to supply subassemblies, component parts and computer systems for resale. Certain components used in the Company's business are available only from a limited number of sources. Any delays in obtaining component parts could adversely affect the Company's results of operations. Manufacturing by the Company consists primarily of light assembly, systems integration, testing and quality assurance. The Company relies on independent contractors and outside suppliers to manufacture subassemblies to the Company's specifications. Each of the Company's products undergoes testing and quality inspection at the final assembly stage. The Company has not experienced material problems with its proprietary systems manufacturers or its suppliers of subassemblies. There can be no assurance, however, that material problems will not arise in the future that could significantly impede or interrupt the Company's business. Although no assurances may be given, the Company anticipates that its current facilities coupled with the Company's ability to hire contract manufacturers will adequately satisfy its manufacturing requirements for the foreseeable future.

            Significant vendors of the Company include Unisys, Bell Microproducts and Anthem Electronics, Inc. ("Anthem"). During 1996, purchases from these vendors totaled $4.3 million or 26.1%, $2.1 million or 12.7% and $1.2 million or 7.3%, respectively, of the Company's total purchases in 1996.

            On June 27, 1995, the Company entered into a Manufacturing Services Agreement with Unisys, its primary manufacturer, that defines the terms of sales and support services. Pursuant to such agreement, Unisys will manufacture certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by the Company to Unisys. The contract had an initial term of one year, and automatically renews for successive one year periods. The contract was automatically renewed on June 27, 1996. Pricing and deliverables are to be negotiated each year. Either party can terminate the agreement with written notice, provided, however, that if Unisys cancels the agreement, it shall be obligated to continue accepting manufacturing orders for a period of six months thereafter. In the event that the Company terminates the agreement, the Company shall be liable for inventory procured to fill the Company's orders. The Company primarily relies on regular trade credit with open terms for the financing of purchases under this agreement.

            The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement is terminable by either party at any time.

            The Company's purchases from Anthem totaled $1.2 million, or 7.3% of the Company's total purchases and $3.1 million or 12% of the Company's total purchases in 1996 and 1995, respectively. Such purchases consisted primarily of disk drives. The Company purchases from Anthem on an open account basis.

            The Company has a financing facility with Fidelity Funding of California, Inc. ("Fidelity") which provides for maximum eligible (as defined) accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. The weighted average interest rate on such line in 1996 was 11.54%. In addition, the agreement requires a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The financing facility agreement is for a period of three years beginning March 28, 1995 and the obligations under such agreement are collateralized by substantially all of the assets of the Company. The agreement does not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. The outstanding balance for the line of credit at December 31, 1996 and 1995 was approximately $1,800,000 each year. Available borrowings from the Company's accounts receivable line of credit were $926,000 at December 31, 1996. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

            Effective December 2, 1996, the Company executed a Value Added Reseller Agreement with NCR pursuant to which the Company is an authorized VAR of NCR products and, subject to certain agreed upon terms and conditions, may purchase NCR products for resale in the United States at a discounted price as determined by NCR, and subject to change at any time. There are no minimum purchase requirements under the agreement. The agreement does require, however, an obligation by the Company to use its best efforts to achieve an agreed upon sales target. The Company does not believe that it will achieve the sales target set for 1997, and, accordingly, the cost to the Company of acquiring products from NCR under this agreement in the future will increase, and the Company's margin on sales of such products will decrease. The Company believes, however, that it will not be materially adversely affected by such product cost increases, given the Company's diminished reliance on such sales. There can be no assurance, however, that the Company's operating results will not be materially adversely affected. The agreement is terminable by either party for any reason upon ninety days written notice, and may be terminated sooner under certain conditions.

            On May 17, 1996, simultaneously with the consummation of the sale of 462,512 shares of Series C Preferred Stock, the Company's direct pay line of credit with AT&T Commercial Finance Corporation ("AT&T-CFC") was terminated and its general line of credit with AT&T-CFC was increased to $2 million and has the same financial covenants as the Company's previous line of credit with AT&T-CFC. Such general line of credit expires on March 31, 1997 and may be renewed on such date. In 1996, the Company relied on extended payment terms from AT&T- CFC for 7.5% of its inventory acquisitions, the majority of which were purchases from NCR. In 1995 and 1994, purchases from such vendor represented 37% and 45%, respectively, of the Company's inventory purchases. The year ended December 31, 1996 was a transitional year for the Company during which the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. As of December 31, 1995, the Company was in default with respect to its net worth covenant of $5.5 million. On May 6, 1996, AT&T-CFC waived such default through June 30, 1996. Effective with the Series C Preferred Stock placement, the Company's net worth satisfied such net worth covenant. As of December 31, 1996 and 1995, the Company owed approximately $64,000 and $1.3 million, respectively, under this credit line, and available credit under such line towards future inventory purchases of floor plan products was $1.9 million and $4.2 million at December 31, 1996 and 1995, respectively. The Company is in negotiations with AT&T-CFC to provide additional financing through December 31, 1997. There can be no assurance, however, that any agreement between the Company and AT&T-CFC will be reached, or if reached, will be on terms favorable to the Company.

            The foregoing statements are summaries of the provisions of the Company's agreements with Unisys, Fidelity, NCR and AT&T-CFC which are incorporated by reference as exhibits to this Annual Report on Form 10-K. The foregoing summaries are qualified in their entirety by reference to such agreements.

RESEARCH AND DEVELOPMENT

            The Company participates in an industry that is subject to rapid technological changes, and its ability to remain competitive depends on, among other things, its ability to anticipate such changes. As a result, the Company has devoted substantial resources to product development. The Company's research and development expenditures were $1,466,000 in 1996, $1,303,000 in 1995, and $1,952,000 in 1994, of which $438,762, $180,000, and $974,000 respectively, were capitalized in accordance with Financial Accounting Standards Board SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company also intends to continue to participate in and monitor the activities of the RAID Advisory Board.

            A substantial portion of the Company's research and development expenditures in 1996 were devoted to the continued development of its Synchronix family of products. Synchronix is ECCS' next generation high-availability controller and subsystem. Synchronix features a high-performance, fault tolerant architecture to satisfy large-scale, mission-critical applications for the Open Systems computing environment. To a lesser extent, research and development expenditures in 1996 related to feature upgrades and advanced engineering of ECCS' other current product lines.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

            Proprietary protection for the Company's technological know-how, products and product candidates is important to its business. The Company relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company also relies on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company has filed numerous patent applications covering various aspects of its Synchronix product family. There can be no assurance that patents will issue from any applications or, if patents do issue, that any claims allowed will be sufficiently broad to prohibit others from marketing similar products. In addition, there can be no assurance that any patents that may be issued to the Company, or which the Company may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide proprietary protection to the Company. Although the Company continues to implement protective measures and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful.

            Although management believes that patents will provide some competitive advantage, the Company's success is dependent to a great extent on its proprietary knowledge, innovative skills, technical expertise and marketing ability. Because of rapidly changing technology, the Company's present intention is not to rely primarily on patents or other intellectual property rights to protect or establish its market position.

            The Company has registered trademarks for RAID 10 PERFORMANCE MANAGER, INTELLIGENT REBUILD, SPLIT MIRROR, EXAMODULE, SYNCHRONIX, INVERSE MIRRORING, SYNCHRONISM, SYNCHRONECTION, SPLIT VOLUME and EASY BACKUP. All other tradenames referenced are the servicemarks, trademarks or registered tradenames of their respective companies or organizations.

            Since 1989, the Company has required that all new employees, consultants and contractors execute non-disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of unpatented trade secret information.

EMPLOYEES

            As of January 31, 1997, the Company employed 79 persons, of whom 19 were engaged in marketing and sales; 16 were engaged in research and development; 25 were engaged in operations, including customer and technical support, manufacturing and fulfillment; and 19 were engaged in finance, administration and management. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been highly successful in attracting skilled and experienced personnel; however, competition for such personnel is intensive. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified technical, manufacturing, marketing and management personnel. The Company considers relations with its employees to be excellent.

ITEM 2. PROPERTIES.

            The Company's real property consisting of office and warehouse space in Romeoville, Illinois was sold on March 19, 1996 for $855,000, with net cash proceeds to the Company of approximately $270,000. Such property was held as investment property. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

            The Company leases facilities in Tinton Falls, New Jersey totaling 38,000 square feet. One lease covers 28,000 square feet and expires on December 31, 2000. Such lease contains a renewal option for an additional four-year term. A second lease covers 10,000 square feet and expires on March 31, 1998, with an option for an additional 33 months. The leased space in New Jersey is used for research and development, manufacturing, quality assurance, a substantial portion of sales and marketing and administration. The Company also leases offices in Aventura, Florida; Alpharetta, Georgia; Herndon, Virginia; and San Jose, California.

ITEM 3. LEGAL PROCEEDINGS.

            There are no individual material litigation matters pending to which the Company is a party or to which any of its property is subject.

            On March 23, 1993, the Company was served with a complaint in which a terminated employee of the Company, alleges that the Company and its former President and Chief Executive Officer, fraudulently induced such employee to join the Company; negligently misrepresented the Company, its products and markets and the position offered to such former employee; and breached a covenant of good faith and fair dealing. The action was brought in Superior Court of New Jersey, Monmouth County, Law Division. The plaintiff seeks an unspecified amount of damages, including punitive damages and the costs of suit. The Company denies the allegations made and believes that such former employee does not have any basis for any claims against the Company. The Company intends to defend vigorously the action. The Company does not believe that the action is material.

            On July 10, 1995, the Company filed a complaint in the Maricopia County Superior Court, in Phoenix, Arizona, seeking monetary damages against a customer for non-payment of invoices relating to products shipped by the Company in the first quarter of 1995. On August 11, 1995, such customer filed a counterclaim against the Company alleging breach of contract. The Company intends to deny the allegations made and to defend vigorously the action. The Company does not believe that the outcome of the action will be material.

            On or about April 27, 1996, the Company was served with a complaint filed in the Superior Court of New Jersey, Law Division, Monmouth County. The action arose out of a motor vehicle accident between an employee of the Company, who was returning to his home from his job at the Company, and the plaintiff in the action. The plaintiff sought unspecified damages and alleged negligence on the part of the Company arising from the Company's alleged actions requiring such employee to work an excessive number of hours, allegedly causing such employee to fall asleep while driving. The Company denied the allegations and defended vigorously the action. On October 17, 1996, the Company received notice from the Superior Court that the complaint filed against the Company had been dismissed with prejudice.

            The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. A range of possible outcomes for all of these legal proceedings currently cannot be estimated. However, if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            Prior to June, 1993, there was no established market for the Company's Common Stock. The Common Stock was listed on the Nasdaq National Market (the "National Market") from June 14, 1993, when the Company conducted its initial public offering, until May 29, 1996, on which date the Nasdaq Stock Market, Inc. ("Nasdaq") delisted the Company's Common Stock from the National Market. Effective May 29, 1996, the Common Stock of the Company was listed on the Nasdaq SmallCap Market (the "SmallCap Market"). Such delisting from the National Market occurred as a result of Nasdaq's denial of the Company's request for exceptions to Nasdaq's net tangible assets and shareholder approval requirements in connection with the Company's issuance of shares of Series C Cumulative Convertible Preferred Stock in May 1996. The Company's Common Stock is listed under the symbol "ECCS".

            The following table sets forth, for each of the quarters since the quarter ended March 31, 1995, the high and low sales prices per share of Common Stock as reported by the National Market for each of the quarters ended March 31, 1995 through March 31, 1996 and as reported by the SmallCap Market for each of the quarters ended June 30, 1996 through December 31, 1996. The prices shown represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

      National Market: Quarter Ended          High          Low
      ------------------------------          ----          ---
     March 31, 1995                           2.625         0.69
     June 30, 1995                            3.25          1.63
     September 30, 1995                       5.50          2.25
     December 31, 1995                        4.50          1.50
     March 31, 1996                           3.25          1.75

      SmallCap Market: Quarter Ended          High          Low
      ------------------------------          ----          ---
     June 30, 1996                            3.875         1.875
     September 30, 1996                       3.625         2.00
     December 31, 1996                        4.75          2.25

            As of January 31, 1997, the approximate number of holders of record of the Common Stock was 99 and the approximate number of beneficial holders of Common Stock was 664.

            The Company has never declared or paid dividends on its Common Stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

            The following information relates to all securities of the Company sold by the Company within the past year which were not registered under the Act and which were not previously included in a Quarterly Report on Form 10-Q:

            1. On each of March 18, 1996, April 18, 1996 and July 2, 1996, the Company issued 17,609, 19,587 and 14,573 shares of restricted Common Stock, respectively, to an officer of the Company in lieu of salary for a purchase price of $1.51, $1.36 and $1.60 per share, respectively, representing aggregate consideration of $76,658.41.

            2. On November 18, 1996, the Company issued 25,000 shares of restricted Common Stock to an officer of the Company as incentive compensation. The aggregate value of such shares was $30,500.00.

            3. The Company from time to time has granted stock options outside of the Company's registered stock option plans to certain officers. The following table sets forth certain information regarding such grants in 1996:

                NUMBER                                    RANGE OF
               OF SHARES                              EXERCISE PRICES
               ---------                              ---------------
                100,000                                 $2.875-$4.50

            4. The Company from time to time has issued stock to employees, directors and consultants pursuant to the exercise of stock options that were granted outside of the Company's registered stock option plans. The following table sets forth certain information regarding such exercises in 1996:

                NUMBER
               OF SHARES                              EXERCISE PRICE
               ---------                              --------------
                10,250                                    $2.13

            No underwriter was employed by the Company in connection with the issuance and sale of the securities described above. The Company believes that the issuance and sale of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Act as transactions not involving any public offering, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Company.

ITEM 6. SELECTED FINANCIAL DATA.

            The selected consolidated financial data for the five years ended December 31, 1996 have been derived from the audited financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with the Company's audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                           YEAR ENDED DECEMBER 31,
                                                      1996           1995        1994(1)       1993(2)     1992(2)
                                                      ----           ----        -------       -------     -------
                                                                (In thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Net sales .....................................     $ 22,604      $ 31,174      $ 42,738      $51,574     $43,483
   Cost of sales ..............................       15,165        23,256        36,563       38,144      33,457
                                                    --------      --------      --------      -------     -------
Gross profit ..................................        7,439         7,918         6,175       13,430      10,026
   Selling, general and administrative expenses        6,907         9,967        12,415       10,444       6,735
   Research and development expenses ..........        1,027         1,123           978          758         552
                                                    --------      --------      --------      -------     -------
Operating income (loss) .......................         (495)       (3,172)       (7,218)       2,228       2,739
   Net interest expense .......................          274           487           764          586         236
                                                    --------      --------      --------      -------     -------
Income (loss) from operations before provision
   for income taxes ...........................         (769)       (3,659)       (7,982)       1,642       2,503
   Provision (benefit) for income taxes .......           --            --        (1,192)         531         972
                                                    --------      --------      --------      -------     -------
Net income (loss) .............................     $   (769)     $ (3,659)     $ (6,790)     $ 1,111     $ 1,531
                                                    ========      ========      ========      =======     =======
Net income (loss) per share:
   Primary ....................................     $   (.23)     $  (0.88)     $  (1.63)     $  0.32     $  0.64
   Fully diluted(3) ...........................     $     --      $     --           $--      $  0.30        0.52
Weighted average common shares outstanding
   and equivalents used for per share data ....        4,346         4,232         4,160        3,666       2,939
BALANCE SHEET DATA:
Working capital ...............................     $  4,280      $  1,134      $  2,932      $10,115     $ 3,281
Total assets ..................................       14,552        12,435        21,507       33,948      20,095
Loans payable .................................        1,762         1,849         4,089        4,803       3,693
Long-term obligations under capital leases ....            8            50           121           78          83
Mortgage payable ..............................           --            --           503          515          --
Redeemable convertible preferred stock ........           --            --            --           --       1,500
Series B  cumulative redeemable convertible
   preferred stock ............................           --         1,794            --           --          --
Shareholders' equity ..........................        6,177         2,122         5,673       12,373       2,483

    --------

(1) Includes $380,000 related to the write-down of certain capitalized software, $374,000 related to employee termination costs and $3,500,000 of inventory adjustments.
(2) Certain prior year balances have been reclassified to conform to the 1996, 1995 and 1994 presentation.
(3) After giving effect to the conversion of all outstanding Preferred Stock into an aggregate of 750,000 shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

            The Company traditionally has generated revenue as a value added reseller ("VAR") and integrator of third party products. The Company became a charter AT&T value added reseller and began providing systems integration services in 1984, and in 1986 began making additional sales through other resellers. In 1989, the Company acquired a computer reseller located in the Midwest that allowed the Company to expand its operations geographically and broaden its customer base and provided the Company with expanded purchasing power with suppliers. The Company made a strategic decision in 1990 to concentrate on direct sales to and systems integration for large end users in what it then classified as the communications, federal and commercial markets, and to curtail sales to small corporate customers and small resellers. The year ended December 31, 1996 was a transitional year for the Company, during which the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. Since the Company believes that its proprietary mass storage enhancement products are applicable to markets broader than the markets currently accessed by the Company's direct sales force, ECCS has commenced selling these products through alternate channel partners.

            The Company began offering its own mass storage enhancement products in the late 1980s primarily as part of its systems integration activities. Sales of the Company's proprietary systems, which historically have had higher gross margins than reseller activities, represented 80% of net sales and 91.4% of gross profit in 1996. In October 1992, the Company commenced sales and shipments of its initial RAID products and technology. In connection with the Company's transition in 1996, the Company devoted substantial product development efforts during 1995 and 1996 to make available its Synchronix family of solutions which currently includes varying offerings of the Synchronix Storage Management Subsystem. Consistent with its 1996 transition, the Company revised its traditional grouping of sales and revenue among the communications, federal and commercial markets, and began in 1996 to distinguish revenues as follows: (i) those revenues derived from sales of mass storage enhancement products, which includes sales of all ECCS mass storage enhancement products, including the Synchronix family of products and MicroDFT and FFT product lines, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; (ii) revenues generated by the Company as a value added reseller; and (iii) revenues derived from services and other revenue. Within each of these categories, the Company further distinguishes revenues generated by sales to alternate channels, of which Unisys is the Company's primary alternate channel partner, and aggregate sales to all Federal customers, of which sales by the Company in its capacity as a subcontractor to prime contractor Hughes Data Systems were significant, given the substantial percentage of revenues generated by each. The Company believes the analysis provided by such new breakdown provides a more meaningful and relevant analysis of the Company's operations as they are now structured. The Company intends to continue to supplement its current storage products and systems with additional offerings, including new RAID products and technology.

            The following table sets forth for the periods indicated certain financial data as a percentage of net sales.

RESULTS OF OPERATIONS

                                                      Year Ended December 31,
                                                    1996        1995        1994
                                                    ----        ----        ----
Net sales ...................................       100.0%      100.0%      100.0%
   Cost of sales ............................        67.1        74.6        85.6
                                                    -----       -----       -----
Gross profit ................................        32.9        25.4        14.4
   Selling, general & administrative expenses        30.6        32.0        29.0
   Research & development expenses ..........         4.5         3.6         2.3
                                                    -----       -----       -----
Operating loss ..............................        (2.2)      (10.2)      (16.9)
   Net interest expense .....................         1.2         1.5         1.8
                                                    -----       -----       -----
Loss before benefit for income taxes ........        (3.4)      (11.7)      (18.7)
   Benefit for income taxes .................        --          --          (2.8)
                                                    -----       -----       -----
Net loss ....................................        (3.4)%     (11.7)%     (15.9)%
                                                    =====       =====       =====

            Net Sales

            The following table sets forth, for the periods indicated, the percentage of net sales derived from each of the product groupings the Company now uses to analyze sales and revenue:

                                                                                       Year Ended December 31,
                                                                                      1996      1995      1994
                                                                                      ----      ----      ----
ECCS mass storage enhancement products (including all ECCS proprietary products
and certain third party component products) ...................................       80.0%     44.9%     36.0%
Value added resales ...........................................................        8.3%     40.0%     51.7%
Services and other revenues ...................................................       11.7%     15.1%     12.3%

            The following table sets forth, for the periods indicated, the percentage of net sales derived from each of those categories previously evaluated as relevant to the Company's strategic direction:

                        Year Ended December 31,
                         1996    1995    1994
                         ----    ----    ----
Communications sector     14%     51%     70%
Commercial sector ...     56%     28%     23%
Federal sector ......     30%     21%      7%

            Prior to the Company's transition in 1996, a significant majority of OEM sector sales were included in sales to the commercial sector. Such OEM sales accounted for 38%, 8% and 3% of net sales for the years 1996, 1995 and 1994, respectively.

            The majority of sales previously designated as communication sector sales were sales to AT&T. The Company believes any remaining sales which would have been classified in either the communications or commercial sectors are now more appropriately monitored as either (i) sales of mass storage enhancement products, which includes sales of all ECCS mass storage enhancement products, including the Synchronix family of products and MicroDFT and FFT product lines, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; (ii) revenues generated by the Company as a value added reseller; and (iii) revenues derived from services and other revenues.

            Net sales decreased by $8,570,000, or 27.5%, in 1996 and decreased by $11,564,000, or 27.1%, in 1995 as compared to net sales in the respective preceding years. The decrease in 1996 resulted primarily from a decrease of value added resales to $1,865,000 or 8.3% of sales in 1996, from $12,487,000 or 40.1% of sales in 1995. Such decrease reflects the continued decline in revenues from the Company's historic positioning as a value added reseller and integrator of third party products. The Company experienced continued declines in sales to AT&T business units and substantial reductions in system orders and shipments which incorporated NCR products. Such declines were, in part, offset by increases in sales of the Company's proprietary mass storage systems, including sales to both Federal customers and through relationships with OEMs, such as Unisys. The decrease in 1995, from 1994, resulted from a decrease in communications sector sales of $13,984,000, resulting primarily from decreased sales to multiple AT&T business units, and a decrease in commercial sector sales of $1,174,000 offset, in part, by an increase in Federal sector sales of $3,594,000. The Company's prior classification of communications sales included, primarily, those sales to multiple AT&T business units and sales of NCR products.

            Sales of the Company's proprietary mass storage enhancement systems accounted for 80%, 45% and 36% of net sales in 1996, 1995 and 1994, respectively. Sales by the Company in its capacity as a value added reseller accounted for 8%, 40% and 52% of net sales in 1996, 1995 and 1994, respectively. Services and other revenues accounted for 12%, 15% and 12% of net sales in 1996, 1995 and 1994, respectively. The year to year percentage increases in sales by the Company of its proprietary systems, as well as the year to year percentage decreases in sales by the Company in its capacity as a value added reseller are due, primarily, to the Company's shift in its primary market position from that of a value added reseller and integrator of third party products to providing its own proprietary mass storage enhancement systems including storage subsystems.

            An integral part of the Company's strategy is to continue to seek to diversify its customer base and proprietary storage systems offerings as well as to increase direct sales and sales through alternate channel partners. In connection with the Company's transition in 1996, the Company devoted substantial product development efforts during 1996 to make its Synchronix family of products commercially available. The Company commenced shipping to end-users the initial version of this product family in the first quarter of 1996. In connection with its transition, the Company derived the majority of its 1996 revenues in approximately equal proportions from sales of its Synchronix family of products and, as a group, sales of all other proprietary systems. A substantial portion of the Company's sales of its Synchronix products were derived from one OEM customer in 1996, while a substantial portion of sales of all other proprietary systems were derived from sales to parties who sell to Federal government customers.

            Sales to alternate channel partners accounted for approximately 38%, 8% and 3% of net sales in 1996, 1995, and 1994, respectively. The Company hopes to increase its revenue in a controlled manner by increasing its efforts to develop broader market penetration for its proprietary products through alternate channel partners, value added resellers, distributors and its own direct sales organization. There can be no assurance, however, that such increase in revenue or such development of broader market penetration by the Company will occur to a meaningful extent, if at all. If the Company's efforts to increase sales through alternate channel partners are successful, the Company believes that direct end-user sales will, in the future, represent a smaller percentage of total sales, and thus, that the Company's dependence on sales to any one customer will be lessened. There can be no assurance, however, that the Company's alternate channel marketing efforts will be successful in reducing dependence on any one customer. The Company continues efforts to establish potential OEM relationships for specialized and standard versions of its Synchronix product line, in addition to its relationship with Unisys. The Company believes that additional OEM relationships may decrease the Company's reliance on its OEM relationship with Unisys. There can be no assurance, however, that such relationships will be established, or if established, that they will decrease the Company's reliance on its OEM relationship with Unisys.

            Sales to the Company's primary alternate channel partner, Unisys, accounted for 30% of the Company's net sales in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys, that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments. As a result, historical sales cannot be relied upon as an accurate indicator of future sales. The Company's sales are made by purchase order and, therefore, the Company has no long-term commitments from Unisys and such customer generally may cancel orders on 30 days notice. Accordingly, there can be no assurance that orders from Unisys will continue at their historic levels, or that the Company will be able to obtain any new orders from Unisys. The loss of Unisys as a customer, or the cancellation or rescheduling of orders already placed, would materially and adversely affect the Company's business, financial condition and operating results.

            Federal systems entity sales, which are comprised of sales into the Federal government, represented 30%, 21%, and 7% of net sales in 1996, 1995, and 1994, respectively. As previously reported, during 1996 the Company became a subcontractor to a prime contractor, Hughes Data Systems, which was awarded a United States Air Force Workstation Contract, along with Sun Microsystems, Inc. Sales pursuant to this arrangement totaled $3.7 million in 1996 or 16% of sales. There are no minimum purchase requirements. There can be no assurance that any of the Company's options will be selected in the future or that the contract will not be prematurely terminated.

            The United States Air Force, an end user of the Company's products which purchases such products through Hughes Data Systems and other government contractors, purchased $5.7 million of products, or 25% and 84% of the Company's net sales, and sales into federal systems, respectively, in 1996.

            In 1996, 1995 and 1994, purchases by multiple AT&T business units represented 14%, 51% and 65%, respectively of all purchases from the Company. All such sales by the Company to AT&T were made on an individual purchase order basis and, therefore, there were and are no ongoing written commitments by AT&T to purchase from the Company. The Company historically sold its mass storage enhancement systems and provided systems integration services to AT&T, and, acting as a value added reseller of NCR products, sold NCR computer hardware systems to multiple AT&T business units for either their own use as an end user or for resale by such business units to third parties.

            Effective December 2, 1996, the Company executed a Value Added Reseller Agreement with NCR pursuant to which the Company is an authorized VAR of NCR products and, subject to certain agreed upon terms and conditions, may purchase NCR products for resale in the United States at a discounted price as determined by NCR, and subject to change at any time. There are no minimum purchase requirements under the agreement. The agreement does require, however, an obligation by the Company to use its best efforts to achieve an agreed upon sales target. The Company does not believe that it will achieve the sales target set for 1997, and, accordingly, the cost to the Company of acquiring products from NCR under this agreement in the future will increase, and the Company's margin on sales of such products will decrease. The Company believes, however, that it will not be materially adversely affected by such product cost increases, given the Company's diminished reliance on such sales. There can be no assurance, however, that the Company's operating results will not be materially adversely affected. The agreement is terminable by either party for any reason upon ninety days written notice, and may be terminated sooner under certain conditions. The Company has, in 1996, shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. There can be no assurance, however, that such transition will successfully replace the revenue and profit margin previously derived from sales to AT&T and from sales of NCR products, or otherwise increase revenues or profit margins.

            Gross Profit

            The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products and systems. The Company's gross profit decreased by $479,000 or 6.1% in 1996, and increased by $1,743,000 or 28.2% in 1995 as compared to the gross profit earned in the respective preceding year. The decrease in 1996 resulted from a decrease in net sales, offset by higher gross margins due to a favorable change in product mix. The favorable change in product mix is primarily due to increased sales of the Company's own proprietary systems which typically have higher gross margins. The increase in 1995 resulted from an increased gross margin percentage on a decreased sales volume. The Company's gross margin percentage increased to 32.9% in 1996 as compared to 25.4% in 1995 as a result of an increase in sales of the Company's proprietary products and the higher gross margins associated with these products.

            Operating Expenses

            Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related employee benefits, payroll taxes and other administrative and overhead costs. Selling, general and administrative expenses decreased over $3 million from 1995 levels, and, as a percentage of net sales, to 30.6% in 1996, a decrease of 1.4 percentage points from the prior year. This decrease is mainly attributable to a reduction in commissions due to lower sales volume, in addition to management's efforts in controlling these expenses. Salaries, commissions, bonuses and related employee benefits and payroll taxes were the largest components of selling, general and administrative expenses. During 1996 and 1995, the Company's staff was reduced by 8% and 13%, respectively, largely through attrition.

            Selling, general and administrative expenses increased as a percentage of net sales in 1995 to 32% from 29% in the prior year. The increase was due principally to lower than expected sales which were not sufficient to support the Company's sales and marketing structure.

            Research and development expenses consist primarily of the costs associated with research and development personnel. In 1996, net research and development expenses (after capitalized costs related to internally developed software in accordance with SFAS No. 86) decreased by $96,000 or 8.5% from $1,123,000 in 1995. In 1995, research and development expenses increased by $145,000 or 14.8% from $978,000 in 1994. The Company has devoted considerable resources to research and development over the past three years as the Company continued to enhance its tape backup devices, focused on the development of its RAID products and related mass storage technology and focused substantial development activities on the Synchronix family of products. Research and development expenses were a small percentage of the Company's total net sales in 1996. Such expenses represented approximately 5.7% of the net sales of mass storage enhancement products (8.1% including the amount capitalized in accordance with SFAS No. 86). In 1995, such expenses represented approximately 8.0% of the net sales of mass storage enhancement products (9.3% including the amount capitalized in accordance with SFAS No. 86).

            Net Interest Expense

            In 1996, net interest expense decreased by $213,000 or 43.7% from $487,000 in 1995. The decrease was due principally to a combination of decreased inventory carrying levels and an increase in interest income. Net interest expense decreased in 1995 by $277,000 or 36.3% from $764,000 in 1994. The decrease was due principally to decreased inventory carrying levels.

            Provision (Benefit) for Income Taxes

            The Company has accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, for 1996, 1995 and 1994. The Company's effective tax rate (benefit) was (14.9%) in 1994. No benefit was recorded for the losses incurred in 1996 or 1995.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's working capital was $4.3 million, $1.1 million and $2.9 million at December 31, 1996, 1995 and 1994, respectively.

            Since its inception, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through both private sales and a public offering of equity securities.

            The Company has a financing facility with Fidelity Funding of California, Inc. ("Fidelity") which provides for maximum eligible (as defined) accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. The weighted average interest rate on such line in 1996 was 11.54%. In addition, the agreement requires a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The financing facility agreement is for a period of three years beginning March 28, 1995 and the obligations under such agreement are collateralized by substantially all of the assets of the Company. The agreement does not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. The outstanding balance for the line of credit at December 31, 1996 and 1995 was approximately $1,800,000 each year. Available borrowings from the Company's accounts receivable line of credit were $926,000 at December 31, 1996.

            On May 17, 1996, simultaneously with the consummation of the sale of 462,512 shares of Series C Preferred Stock (as described below), the Company's direct pay line of credit with AT&T Commercial Finance Corporation ("AT&T-CFC") was terminated and its general line of credit with AT&T-CFC was increased to $2 million and has the same financial covenants as the Company's previous line of credit with AT&T-CFC. Such general line of credit expires on May 1, 1997 and may be renewed on such date. The Company relied on extended payment terms from AT&T-CFC for 7.5% and 37% of its inventory acquisitions in 1996 and 1995, respectively, the majority of which were purchases from NCR. In 1995 and 1994, purchases from such vendor represented 37% and 45%, respectively, of the Company's inventory purchases. The year ended December 31, 1996 was a transitional year for the Company during which the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. As of December 31, 1995, the Company was in default with respect to its net worth covenant of $5.5 million. On May 6, 1996, AT&T-CFC waived such default through June 30, 1996. Effective with the Series C Preferred Stock placement, the Company's net worth satisfied such net worth covenant. As of December 31, 1996 and 1995, the Company owed approximately $64,000 and $1.3 million, respectively, under this credit line, and available credit under such line towards future inventory purchases of floor plan products was $1.9 million and $4.2 million at December 31, 1996 and 1995, respectively. The Company is in negotiations with AT&T-CFC to provide additional financing through December 31, 1997. There can be no assurance, however, that any agreement between the Company and AT&T-CFC will be reached, or if reached, will be on terms favorable to the Company.

            The Company previously had entered into an agreement with NCR, pursuant to which NCR agreed to supply product directly to the Company under either a consignment or agency relationship, at the discretion of NCR, if AT&T-CFC ceased to provide inventory financing to the Company for any reason other than the failure of the Company to make timely payments. The Company did not use or renew these arrangements in 1996. The Company does not believe that the loss of this prior arrangement has had or will have a material adverse effect on the Company's ability to obtain inventory.

            AT&T-CFC and Fidelity have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

            On May 19, 1995, the Company consummated a private placement of 6% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") pursuant to which the Company issued and sold to certain investors 1,600,000 shares of Series B Preferred Stock at a price per share of $1.25. On May 17, 1996, the Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein. As a result of the deletion of the mandatory and optional redemption provisions, the Series B Preferred Stock was reclassified to equity in the Balance Sheet.

            Also on May 17, 1996, 500,000 shares of the Company's Preferred Stock were designated as Cumulative Convertible Preferred Stock, Series C ("Series C Preferred Stock"). Of such shares, 462,512 were issued into escrow on May 17, 1996 at a price per share of $6.00. Dividends with respect to such shares are calculated based on $0.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. At any time, the Series C Preferred Stockholders may convert their Series C Preferred Stock into Common Stock, at the initial rate of four shares of Common Stock for each share of Series C Preferred Stock, as such conversion ratio may be adjusted from time to time (see below). However, upon the consummation of a public offering that meets certain terms, as defined, the Series C Preferred Stock will automatically convert. The Company has reserved 2,000,000 shares of Common Stock for the conversion of the outstanding Series C Preferred Stock. The

462,512 shares of Series C Preferred Stock and the proceeds thereof were released from escrow on May 25, 1996 upon satisfaction of all applicable conditions to release, after denial by Nasdaq of the Company's request for exceptions to Nasdaq's net tangible assets and the shareholder approval requirements. The issuance of such shares of Series C Preferred Stock without exceptions to such requirements constituted a breach of the Company's listing agreement with Nasdaq. Consequently, the Company was delisted from the National Market and is now listed on the SmallCap Market. The Company's Board of Directors had determined that the issuance of the shares of Series C Preferred Stock without shareholder approval was necessary for the continued financial viability of the Company.

            On May 30, 1996, the Company issued directly to certain investors the remaining 37,488 shares of Series C Preferred Stock at a price of $6.00 per share. In connection with the issuance of the Series C Preferred Stock and pursuant to the anti-dilution provisions of the Series B Preferred Stock, the conversion ratio of the Series B Preferred Stock was adjusted. As a result, the Series B Preferred Stock is currently convertible into approximately 1,770,590 shares of Common Stock. The Company has reserved 1,770,590 shares of Common Stock for the conversion of outstanding Series B Preferred Stock. In the event of liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders and Series C Preferred Stockholders, on a pro rata basis, are entitled to receive prior and in preference to Common Stockholders.

            On July 20, 1993, the Company entered into a mortgage agreement bearing 8% interest with a bank for the principal amount of $529,250, collateralized by property located in Romeoville, Illinois. On March 19, 1996, the Company sold such property for gross proceeds of $855,000 and used a portion of such proceeds to repay the mortgage, in full.

            The Company has a net operating loss carryover for Federal income tax purposes of approximately $8,300,000, which will expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $122,000 which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $53,000. These credits can be carried forward indefinitely. The Company has experienced a change in ownership in 1995 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits may be limited.

            Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to off-set the Company's net deferred tax assets.

            On December 31, 1996, the Company's cash and cash equivalents balance was approximately $4.4 million.

            The Company invested $642,000, $318,000 and $603,000 in capital equipment and leasehold improvements in 1996, 1995 and 1994, respectively. Of such amounts, $78,000, $0 and $114,000 were funded through capital leases in those respective years. Capital expenditures for 1997 are expected to be approximately $845,000 although such amounts are not subject to formal commitment.

            There are no other material commitments for capital expenditures currently outstanding.

            The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months. The net cash provided by operating activities during 1996 was $693,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

            The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

            The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)         (1)         Financial Statements.

                        Reference is made to the Index to Financial Statements and Schedule on Page F-1.

            (a)         (2)         Financial Statement Schedule.

                        Reference is made to the Index to Financial Statements and Schedule on Page F-1.

            (a)         (3)         Exhibits.

                        Reference is made to the Index to Exhibits on Page 42.

            (b)         Reports on Form 8-K.

                        None

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1997.


                                             ECCS, INC.



                                             By: /s/Michael E. Faherty
                                                ------------------------------
                                                Michael E. Faherty, Chairman of
                                                the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                           TITLE                                    DATE
      ---------                                           -----                                    ----
/s/ Gregg M. Azcuy                              President, Chief Executive Officer              March 27, 1997
----------------------------------              and Director (Principal Executive
Gregg M. Azcuy                                  Officer)

/s/ Louis Altieri                               Vice President, Finance and                     March 27, 1997
----------------------------------              Administration (Principal Financial
Louis Altieri                                   and Accounting Officer)

/s/ Michael E. Faherty                          Chairman of the Board and                       March 27, 1997
----------------------------------              Director
Michael E. Faherty

/s/ Gale R. Aguilar                             Director                                        March 27, 1997
----------------------------------
Gale R. Aguilar

/s/ James K. Dutton                             Director                                        March 27, 1997
----------------------------------
James K. Dutton

/s/ Donald E. Fowler                            Director                                        March 27, 1997
----------------------------------
Donald E. Fowler

/s/ Frank R. Triolo                             Director                                        March 27, 1997
----------------------------------
Frank R. Triolo

/s/ Thomas I. Unterberg                         Director                                        March 27, 1997
----------------------------------
Thomas I. Unterberg

                                  EXHIBIT INDEX

      Exhibit
      No.                               Description of Exhibit
      ---                               ----------------------
      3.1            Restated and Amended Certificate of Incorporation of the
                     Company. (Incorporated by reference to the Company's
                     Registration Statement on Form S-1 (File Number 33-60986)
                     which became effective on June 14, 1993.)

      3.2            Certificate of Amendment to the Restated and Amended
                     Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Current Report on Form 8-K filed
                     June 2, 1995.)

      3.3            Certificate of Amendment to the Restated and Amended
                     Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1995 filed on May 17, 1996.)

      3.4            Certificate of Amendment to the Restated and Amended
                     Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1995 filed on May 17, 1996.)

      3.5 By-Laws of the Company, as amended. (Incorporated by reference to the Company's Registration Statement on Form
                     S-1 (File Number 33-60986) which became effective on June
                     14, 1993.)

      4.1* Stock Purchase Agreement dated May 9, 1989 by and among the Company, Marbeth J. Shay, Joseph L. Shay and Edison
                     Venture Fund, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number
                     33-60986) which became effective on June 14, 1993.)

      4.2            Warrant Certificate No. W-1 dated May 9, 1989 issued by
                     Joseph L. Shay in the name of Anthony J. Giglio and
                     Elizabeth A. Giglio, joint tenants, for warrants to purchase 27,750 shares of Common Stock of the Company.
                     (Incorporated by reference to the Company's Registration
                     Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

      4.3            Warrant Certificate No. W-2 dated May 9, 1989 issued by
                     Joseph L. Shay in the name of Anthony J. Giglio, trustee
                     U/A dated 8/12/83 fbo Cynthia Giglio, for warrants to purchase 5,250 shares of Common Stock of the Company.
                     (Incorporated by reference to the Company's Registration
                     Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

      4.4            Warrant Certificate No. W-3 dated May 9, 1989 issued by
                     Joseph L. Shay in the name of Anthony J. Giglio, trustee
                     U/A dated 10/11/87 fbo Katherine Giglio, for warrants to purchase 5,250 shares of Common Stock of the Company.
                     (Incorporated by reference to the Company's Registration
                     Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

      4.5            Warrant Certificate No. W-4 dated May 9, 1989 issued by
                     Joseph L. Shay in the name of Anthony J. Giglio, trustee
                     U/A dated 10/11/87 fbo Lisa Giglio, for warrants to purchase 5,250 shares of Common Stock of the Company.
                     (Incorporated by reference to the Company's Registration
                     Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

      4.6            Warrant Certificate No. W-5 dated May 9, 1989 issued by
                     Joseph L. Shay in the name of Anthony J. Giglio, trustee
                     U/A dated 6/28/83 fbo Sharon Giglio, for warrants to purchase 5,250 shares of Common Stock of the Company.
                     (Incorporated by reference the Company's Registration
                     Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

      4.7            Warrant Certificate No. W-6 dated May 9, 1989 issued by
                     Joseph L. Shay in the name of Miles Spencer for warrants to purchase 26,250 shares of Common Stock of the Company.
                     (Incorporated by reference to the Company's Registration
                     Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

      4.8* The Stock Option Plan of the Company. (Incorporated by reference to the Company's Registration Statement on Form
                     S-1 (File Number 33-60986) which became effective on June
                     14, 1993.)

      4.9* Warrant issued to Michael E. Faherty to purchase 266,601 shares of Common Stock of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May
                     15, 1995.)

      4.10* Form of Option Agreement, pursuant to which the Company granted non-qualified stock options outside the Company's
                     Stock Option Plan. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      4.11* Option issued to Gregg M. Azcuy to purchase 80,000 shares of Common Stock of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      4.12* 1996 Stock Plan of the Company. (Incorporated by reference to the Company's Form S-8, Registration Statement under the
                     Securities Act of 1933 (File No. 333-15529) which became effective on November 5, 1996.)

      4.13*          1996 Non-Employee Directors Stock Option Plan of the
                     Company. (Incorporated by reference to the Company's Form
                     S-8, Registration Statement under the Securities Act of
                     1933 (File No. 333-15529) which became effective on November 5, 1996.)

      10.1 Form of Non-Competition and Non-Disclosure Agreement executed by substantially all optionholders. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 33-60986) which became effective on
                     June 14, 1993.)

      10.2           Form of Employee's Invention Assignment and Confidential
                     Information Agreement. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number
                     33-60986) which became effective on June 14, 1993.)

      10.3           Lease Agreements between the Company and Philip J. Bowers &
                     Company dated September 20, 1988 and May 13, 1991 and modified June 10, 1992 for the Company's Tinton Falls, New
                     Jersey Facilities. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number
                     33-60986) which became effective on June 14, 1993.)

      10.4 Agreement for Wholesale Financing dated June 15, 1990 by and between the Company and AT&T Commercial Finance
                     Corporation. (Incorporated by reference to the Company's
                     Registration Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

      10.5           INTENTIONALLY LEFT BLANK.

      10.6           U.S. Indirect Value Added Reseller Agreement dated December
                     10, 1992 by and between SUN Microsystem Computer
                     Corporation and the Company. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File
                     Number 33-60986) which became effective on June 14, 1993.)

      10.7* Indemnification Agreement as of October 1, 1993 by and between the Company and Joseph L. Shay. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.8* Indemnification Agreement as of October 1, 1993 by and between the Company and Marbeth J. Shay. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.9* Indemnification Agreement as of October 1, 1993 by and between the Company and Jay A. Disler. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.10* Indemnification Agreement as of October 1, 1993 by and between the Company and Anthony J. Giglio. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.11* Indemnification Agreement as of October 1, 1993 by and between the Company and Philip V. Piccione. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.12* Indemnification Agreement as of October 1, 1993 by and between the Company and Philip E. Blocker. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.13* Indemnification Agreement as of October 1, 1993 by and between the Company and Thomas J. Sliben. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.14* Indemnification Agreement as of October 1, 1993 by and between the Company and Robert J. Leibman. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.15* Indemnification Agreement as of October 1, 1993 by and between the Company and William A. Nazaret. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.16* Indemnification Agreement as of October 1, 1993 by and between the Company and Gustav H. Koven, III. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.17* Indemnification Agreement as of October 1, 1993 by and between the Company and Frank Pinto. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.18 Systems Integrator Agreement dated December 16, 1993 by and between the Company and AT&T GIS (now NCR). (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 filed on March 31, 1994.)

      10.19* Indemnification Agreement as of August 22, 1994 by and between the company and Michael R. Bruce. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 filed on November 8, 1994.)

      10.20* Indemnification Agreement as of August 22, 1994 by and between the Company and James K. Dutton. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 filed on November 8, 1994.)

      10.21*         Registration Agreement dated August 26, 1994 among the
                     Company, Joseph L. Shay and Marbeth J. Shay. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 5, 1994.)

      10.22* Severance Agreement dated November 29, 1994 by and between the Company and Marbeth J. Shay, with exhibits.
                     (Incorporated by reference to the Company's Current Report on Form 8-K filed December 5, 1994.)

      10.23* Severance Agreement dated November 29, 1994 by and between the Company and Joseph L. Shay, with exhibits.
                     (Incorporated by reference to the Company's Current Report on Form 8-K filed December 5, 1994.)

      10.24* Employment Agreement dated November 29, 1994 by and between the Company and Michael Faherty, with exhibits.
                     (Incorporated by reference to the Company's Current Report on Form 8-K filed December 5, 1994.)

      10.25 Standstill Agreement made as of September 1, 1994 by and between the Company and AT&T Commercial Finance
                     Corporation. (Incorporated by reference to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1994 filed on April 13, 1995.)

      10.26          Lease Agreement, dated May 15, 1994 between the Company and
                     John Donato, Jr., d/b/a Mid Atlantic Industrial Co., with
                     Security Amendment and Subordination, Attornment and Non
                     Disturbance Agreement dated May 25, 1994 executed by the
                     Company, as lessee, John Donato, Jr., as mortgagor, and Starbase II Partners, L.P., as mortgagee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.27* Indemnification Agreement as of March 1, 1995 by and between the Company and Gale R. Aguilar. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.28* Separation Agreement dated June 1, 1994 by and between the Company and Phillip E. Blocker. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.29* Consulting Agreement dated August 16, 1994 by and between the Company and William A. Nazaret, along with related
                     Consultant's Invention Assignment, Confidential Information and Non-Competition Agreement. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.30* Separation Agreement dated as of October 21, 1994 by and between the Company and Philip Piccione, with exhibits.
                     (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.31* Separation Agreement dated as of November 23, 1994 by and between the Company and Jay A. Disler, with exhibits.
                     (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.32*         Settlement Agreement and General Release dated as of May
                     26, 1994 between the Company and Thomas J. Sliben.
                     (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.33 Purchase and Sale Agreement dated as of March 27, 1995 between the Company and Fidelity Funding of California, Inc. (Incorporated by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.34          Letter from AT&T Global Information Solutions dated April
                     4, 1995 regarding consignment or agency relationship.
                     (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.35* Indemnification Agreement as of April 5, 1994 by and between the Company and Gregg M. Azcuy. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.36* Indemnification Agreement as of September 12, 1994 by and between the Company and Louis J. Altieri. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.37* Indemnification Agreement as of December 6, 1994 by and between the Company and Michael E. Faherty. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

      10.38 Agreement to Continue Financing made as of May 9, 1995 by and between the Company and AT&T Commercial Finance
                     Corporation. (Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      10.39*         Change in Control Severance Pay Agreement made as of
                     February 1, 1995 by and between the Company and Gregg M.
                     Azcuy. (Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      10.40*         Change in Control Severance Pay Agreement made as of
                     February 1, 1995 by and between the Company and Robert J.
                     Leibman. (Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      10.41*         Change in Control Severance Pay Agreement made as of
                     February 1, 1995 by and between the Company and Frank
                     Pinto, Jr. (Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      10.42*         Change in Control Severance Pay Agreement made as of
                     February 1, 1995 by and between the Company and Louis J.
                     Altieri. (Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      10.43*         Change in Control Severance Pay Agreement made as of
                     February 1, 1995 by and between the Company and Priyan
                     Guneratne. (Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      10.44*         Change in Control Severance Pay Agreement made as of
                     February 1, 1995 by and between the Company and Mark Ish.
                     (Incorporated by reference to the Company's Quarterly
                     Report on Form 10-Q for the quarterly period ended March
                     31, 1995 filed on May 15, 1995.)

      10.45*         Change in Control Severance Pay Agreement made as of
                     February 1, 1995 by and between the Company and Thomas
                     Ricca. (Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

      10.46 Series B Convertible Preferred Stock Purchase Agreement made as of May 12, 1995 by and between the Company and the investors set forth on the Schedule of Purchasers attached thereto as Exhibit A, and related letter agreement dated as of May 12, 1995. (Incorporated by reference to the Company's Current Report on Form 8-K filed June 2, 1995.)

      10.47 Agreement dated as of May 9, 1996 by and between the Company and AT&T Commercial Finance Corporation.
                     (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1995 filed on May 17, 1996.)

      10.48 Series C Convertible Preferred Stock Purchase Agreement made as of May 17, 1996 by and between the Company and the investors set forth on the Schedule of Purchasers attached thereto as Exhibit A. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1995 filed on May 17, 1996.)

      10.49          Escrow Agreement dated May 17, 1996 between the Company and
                     Unterberg Harris. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1995 filed on May 17, 1996.)

      10.50* Indemnification Agreement as of June 20, 1996 by and between the Company and Thomas I. Unterberg. (Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 14, 1996.)

      10.51* Indemnification Agreement as of June 20, 1996 by and between the Company and Frank R. Triolo. (Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 14, 1996.)

      10.52* Indemnification Agreement as of June 20, 1996 by and between the Company and Donald E. Fowler. (Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 14, 1996.)

      10.53* Indemnification Agreement as of July 8, 1996 by and between the Company and David J. Boyle. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, filed on November 14, 1996.)

      10.54* Indemnification Agreement as of August 22, 1996 by and between the Company and Priyan Guneratne.

      10.55*         1995 Employee Stock Purchase Plan of the Company.
                     (Incorporated by reference to the Company's Form S-8, Registration Statement under the Securities Act of 1933
                     (File No. 33-93480) which became effective on June 14,
                     1995.)

      10.56 Manufacturing Services Agreement, dated June 15, 1995, by and between the Company and Unisys Corporation.

      10.57 Agreement dated August 13, 1996 by and between the Company the Company and AT&T Capital Corporation.

      11             Statement re: Computation of Per Share Earnings.

      21             Listing of Subsidiaries.

      23             Consent of Ernst & Young LLP.

      27             Financial Data Schedule for the year ended December 31,
                     1996.

---------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                     Page
                                                                     ----
Report of Independent Auditors........................................F-2

Consolidated Balance Sheets as of
   December 31, 1996 and 1995.........................................F-3

Consolidated Statements of Operations for
   each of the three years in the period ended
   December 31, 1996..................................................F-4

Consolidated Statements of Shareholders'
   Equity for each of the three years in
   the period ended December 31, 1996.................................F-5

Consolidated Statements of Cash Flows
   for each of the three years in the period
   ended December 31, 1996............................................F-6

Notes to Consolidated Financial Statements............................F-7

Schedule II - Valuation and Qualifying Accounts.......................S-1

Schedules other than those listed are omitted as they are not applicable, or the required or equivalent information has been included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ECCS, Inc.

            We have audited the accompanying consolidated balance sheets of ECCS, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECCS, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP

Princeton, New Jersey
February 25, 1997

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                  December 31,
                                                                                                1996         1995
                                                                                                ----         ----
Assets
Current Assets:
  Cash and cash equivalents .............................................................    $  4,393     $  1,514
  Accounts receivable, less allowance for doubtful accounts of $184 in 1996 and $226
    in 1995 .............................................................................       3,162        2,767
  Inventories ...........................................................................       4,680        4,854
  Prepaid expenses and other receivables ................................................         257          303
                                                                                             --------     --------
                                                                                               12,492        9,438
Property, plant and equipment (net) .....................................................       1,190        1,311
Investment in real estate (net) .........................................................          --          714
Capitalized software (net) ..............................................................         814          919
Other assets ............................................................................          56           53
                                                                                             --------     --------
                                                                                             $ 14,552     $ 12,435
                                                                                             ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Loans payable .........................................................................    $  1,762     $  1,849
  Payable to AT&T Commercial ............................................................          64        1,254
  Current portion of mortgage payable ...................................................          --          502
  Current portion of capital lease obligations ..........................................          91           78
  Accounts payable ......................................................................       4,061        1,440
  Accrued expenses and other ............................................................         986        1,841
  Warranty ..............................................................................         414          350
  Customer deposits, advances and other credits .........................................         834          990
                                                                                             --------     --------
                                                                                                8,212        8,304
Capital lease obligations, net of current portion .......................................           8           50
Deferred rent ...........................................................................         155          165
                                                                                             --------     --------
                                                                                                8,375        8,519
                                                                                             --------     --------
Series B cumulative redeemable convertible preferred stock, $.01 par value per share, Authorized 3,000,000 shares; Issued and outstanding, 0 shares and
   1,600,000 shares at December 31, 1995, ...............................................          --           16
Capital in excess of par value ..........................................................          --        1,778
                                                                                             --------     --------
                                                                                                   --        1,794
                                                                                             --------     --------
Shareholders' Equity:
  Preferred stock, $.01 par value per share, Authorized, 3,000,000 shares; Series
  B cumulative convertible preferred stock, Issued and outstanding, 1,600,000
    shares at December 31, 1996 .........................................................          16           --
  Series C cumulative convertible preferred stock, Issued and outstanding, 500,000
    shares at December 31, 1996 .........................................................           5           --
  Common stock, $.01 par value per share, Authorized, 20,000,000 shares; Issued and outstanding, 4,432,216 shares and 4,277,975 shares at December 31, 1996 and
    December 31, 1995, respectively .....................................................          44           43
  Capital in excess of par value - preferred ............................................       4,522           --
  Capital in excess of par value - common ...............................................      10,254        9,974
  Retained earnings (deficit) ...........................................................      (8,664)      (7,895)
                                                                                             --------     --------
                                                                                                6,177        2,122
                                                                                             --------     --------
         Total Liabilities and Shareholders' Equity .....................................    $ 14,552     $ 12,435
                                                                                             ========     ========

                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)




                                                   Years Ended December 31,
                                               1996         1995         1994
                                               ----         ----         ----
Net sales ...............................    $ 22,604     $ 31,174     $ 42,738
Cost of sales ...........................      15,165       23,256       36,563
                                             --------     --------     --------
   Gross profit .........................       7,439        7,918        6,175

Operating expenses:
   Sales, general & administrative ......       6,907        9,967       12,415
   Research & development ...............       1,027        1,123          978
                                             --------     --------     --------
Operating loss ..........................        (495)      (3,172)      (7,218)
   Net interest expense .................         274          487          764
                                             --------     --------     --------
Loss before benefit for income taxes             (769)      (3,659)      (7,982)
Benefit for income taxes ................          --           --       (1,192)
                                             --------     --------     --------
   Net loss .............................    $   (769)    $ (3,659)    $ (6,790)
                                             ========     ========     ========
Preferred dividends .....................         248           79           --
                                             --------     --------     --------
Loss applicable to common shares ........    $ (1,017)    $ (3,738)    $ (6,790)
                                             ========     ========     ========
Primary net loss per share ..............    $  (0.23)    $  (0.88)    $  (1.63)
                                             ========     ========     ========
Weighted average common shares ..........       4,346        4,232        4,160
                                             ========     ========     ========

                 See notes to consolidated financial statements.

                                   ECCS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                               Common Stock                     Preferred Stock
                                                             Capital in                         Capital in                 Total
                                                             Excess of                          Excess of   Retained   Shareholders'
                                       Shares      Amount    Par Value    Shares     Amount     Par Value   Earnings       Equity
                                       ------      ------    ---------    ------     ------     ---------   --------       ------
Balance at January 1, 1994.......     4,126,250    $  41      $ 9,778                                       $  2,554      $12,373
   Stock option exercises........        90,100        1           89                                                          90
Net loss.........................                                                                             (6,790)      (6,790)
                                      ---------    -----      -------                                        --------      -------

Balance at December 31, 1994.....     4,216,350       42        9,867                                         (4,236)       5,673

Issuance of stock and stock option
  exercises......................        61,625        1          107                                                         108

Net loss.........................                                                                             (3,659)      (3,659)
                                      ---------    -----      -------    ---------    -----      -------    --------      -------

Balance at December 31, 1995.....     4,277,975       43        9,974                                         (7,895)       2,122

Reclassification of Series B
  Convertible Preferred Stock....                                        1,600,000       16        1,778                    1,794
Issuance of Series C Convertible
  Preferred Stock................                                          500,000        5        2,744                    2,749
Issuance of stock and stock option
  exercises......................       154,241        1          280                                                         281
Net loss.........................                                                                               (769)        (769)
                                      ---------    -----      -------    ---------    -----      -------    --------      -------

Balance at December 31, 1996.....     4,432,216    $  44     $ 10,254   2,100,000     $  21      $ 4,522    $ (8,664)     $ 6,177
                                      =========    =====     ========   =========     =====      =======    ========      =======

                See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                      Years Ended December 31,
                                                                                    1996         1995        1994
                                                                                    ----         ----        ----
Cash flows from operating activities:
Net loss ....................................................................    $   (769)    $ (3,659)    $ (6,790)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Depreciation and amortization ..........................................       1,311        1,017        1,422
     Gain on sale of Illinois property ......................................        (145)          --           --
     (Increase) decrease in accounts receivable .............................        (395)       5,249        3,619
     Decrease in inventories ................................................         174        1,734        9,657
     (Increase) decrease in income taxes refunded ...........................          --          854         (854)
     Decrease in prepaid expenses and other .................................          43          535        1,683
     (Decrease) in payable to AT&T Commercial ...............................      (1,190)      (2,547)      (4,730)
     Increase (decrease) in accounts payable, accrued
        liabilities and other ...............................................       1,820       (2,446)        (765)
     Increase (decrease) in customer deposits ...............................        (156)          49          537
                                                                                 --------     --------     --------
 Net cash provided by operating activities ..................................         693          786        3,779
                                                                                 --------     --------     --------
 Cash flows from investing activities:
   Additions to property, plant and equipment ...............................        (642)        (318)        (603)
   Gross proceeds from sale of Illinois property ............................         855           --           --
   Additions to capitalized software ........................................        (439)        (180)        (974)
                                                                                 --------     --------     --------
Net cash used in investing activities .......................................        (226)        (498)      (1,577)
                                                                                 --------     --------     --------
Cash flows from financing activities:
   Borrowings under revolving credit agreement ..............................      15,379       28,006       43,459
   Repayments under revolving credit agreement ..............................     (15,466)     (30,246)     (44,173)
   Repayment of capital lease obligations ...................................         (29)         (94)         (30)
   Repayment of mortgage payable ............................................        (502)         (12)         (12)
   Gross proceeds from issuance of preferred stock ..........................       3,000        2,000           --
   Expenses for issuance of preferred stock .................................        (251)        (206)          --
   Proceeds from exercise of employee stock options and
        issuance of common stock ............................................         281          108           90
                                                                                 --------     --------     --------
Net cash provided by (used in) financing activities .........................       2,412         (444)        (666)
                                                                                 --------     --------     --------
Net increase (decrease) in cash and cash equivalents ........................       2,879         (156)       1,536
Cash and cash equivalents at beginning of period ............................       1,514        1,670          134
                                                                                 --------     --------     --------
Cash and cash equivalents at end of period ..................................    $  4,393     $  1,514     $  1,670
                                                                                 ========     ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ...............................................................    $    422     $    461     $    764
                                                                                 ========     ========     ========

                See notes to consolidated financial statements.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE 1 -- THE COMPANY

            ECCS, Inc. ("ECCS" or the "Company") is a designer and manufacturer of innovative, high-performance, user-definable, fault-tolerant storage subsystems for open systems and proprietary systems needs. ECCS' primary focus is storage and storage subsystem solutions. As a subset of this, the Company also provides computer software and hardware systems integration solutions that feature high availability mass storage enhancement products including those designed and manufactured by or for the Company. Notable features related to ECCS' high-availability mass storage enhancement products include RAID 10, Split Mirror (TM), Single Button Rebuild, Status Monitor software, fault tolerance, high performance and an intuitive graphical user interface. The Company's systems integration services feature custom design and support of high availability operating environments which include such features as automatic server failover, hot-swappable component replacement, and on-line system maintenance.

            The year ended December 31, 1996 was a transitional year for the Company during which the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. ECCS currently focuses its marketing and sales efforts on corporate end-user accounts, organizations selling to federal government customers and alternate channel partners. The Company conducts sales and marketing from its corporate headquarters in New Jersey and from its offices in Aventura, Florida; Alpharetta, Georgia; Herndon, Virginia; and San Jose, California.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

            Reclassification

            Certain prior year balances have been reclassified to conform to the 1996 presentation.

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

            Investment in Real Estate

            In 1993, the Company purchased real estate, including a building and land, in Romeoville, Illinois for $753,000. Depreciation on the building has been recognized on a straight line basis over the estimated useful life of 31.5 years. On March 19, 1996, the Company sold such property for gross proceeds of $855,000. These proceeds were used, in part, to pay off the mortgage in full. Net cash proceeds to the Company, after repayment of the mortgage, were approximately $270,000.

            Software Development Costs

            The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $544,000, $307,000 and $615,000 for 1996, 1995 and 1994,
respectively. Amortization of capitalized software development costs in 1995 includes approximately $13,000 related to the writedown of certain of such costs to net realizable value. At December 31, 1996, the Company has capitalized $2,013,000 of software development costs, of which $1,199,000 has been amortized.

            Impairment of Long-lived Assets

            In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which had no effect on its financial condition or results of operations. The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.

            Revenue Recognition

            In general, revenue is recognized upon shipment of the product or system or as services are provided. Revenues related to maintenance contracts are recognized over the respective terms of the maintenance contracts. Revenue for certain major product enhancements and major new product offerings, for which the Company believes that significant product development risks may exist which can realistically only be addressed during live beta testing at end-user sites, is not recognized until successful completion of such end-user beta testing.

            Warranty

            Estimated future warranty obligations related to ECCS products are provided by charges to operations in the period the related revenue is recognized.

            Research and Development Costs

            Research and development costs are expensed as incurred, except for software development costs which are accounted for as noted above.

            Income Taxes

            Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes".

            Stock Based Compensation

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

            Per Share Information

            Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock and, in 1996 and 1995, from redeemable convertible preferred stock. To the extent common share equivalents are anti-dilutive, they are not included in the calculation. Common share equivalents were anti-dilutive for all periods presented.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

NOTE 3 -- TRANSACTIONS WITH SIGNIFICANT VENDORS AND CUSTOMERS

            On June 27, 1995, the Company entered into a Manufacturing Services Agreement with Unisys, its primary manufacturer, that defines the terms of sales and support services. Pursuant to such agreement, Unisys will manufacture certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by the Company to Unisys. The contract had an initial term of one year, and automatically renews for successive one year periods. The contract was automatically renewed on June 27, 1996. Pricing and deliverables are to be negotiated each year. Either party can terminate the agreement with written notice, provided, however, that if Unisys cancels the agreement, it shall be obligated to continue accepting manufacturing orders for a period of six months thereafter. In the event that the Company terminates the agreement, the Company shall be liable for inventory procured to fill the Company's orders. The Company primarily relies on regular trade credit with open terms for the financing of purchases under this agreement. The Company's purchases under this agreement totaled $4.3 million in 1996.

            Sales to the Company's primary alternate channel partner, Unisys, accounted for 30% of the Company's net sales in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys, that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments.

            Federal systems entity sales, which are comprised of sales into the Federal government, represented 30%, 21%, and 7% of net sales in 1996, 1995, and 1994, respectively. As previously reported, during 1996 the Company became a subcontractor to a prime contractor, Hughes Data Systems, which was awarded a United States Air Force Workstation Contract, along with Sun Microsystems, Inc. Sales pursuant to this arrangement totaled $3.7 million in 1996 or 16% of sales. There are no minimum purchase requirements.

            The United States Air Force, an end user of the Company's products which purchases such products through Hughes Data Systems and other government contractors, purchased $5.7 million of products, or 25% and 84% of the Company's net sales, and sales into federal systems, respectively, in 1996.

            In 1996, 1995 and 1994, purchases by multiple AT&T business units represented 14%, 51% and 65%, respectively of all purchases from the Company. All such sales by the Company to AT&T were made on an individual purchase order basis and, therefore, there were and are no ongoing written commitments by AT&T to purchase from the Company. The Company historically sold its mass storage enhancement systems and provided systems integration services to AT&T, and, acting as a value added reseller ("VAR") of NCR products, sold NCR computer hardware systems to multiple AT&T business units for either their own use as an end user or for resale by such business units to third parties.

            In 1996, the Company purchased 7.5% of its inventory acquisitions from NCR. In 1995 and 1994, purchases from such vendor represented 37% and 45%, respectively, of the Company's inventory purchases.

            The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement is terminable by either party at any time. 1996 purchases from Bell Microproducts totaled approximately $2.1 million or 12.7% of all purchases.

            Anthem Electronics, Inc. ("Anthem") is a significant vendor to the Company. The Company's purchases from Anthem totaled $1.2 million, or 7.3% of the Company's total purchases and $3.1 million or 12% of the Company's total purchases in 1996 and 1995, respectively. Such purchases consisted primarily of disk drives. The Company purchases from Anthem on an open account basis.

NOTE 4 -- INVENTORIES

            Inventories consist of the following (in thousands):

                                             December 31,
                                            --------------
                                            1996      1995
                                            ----      ----
Purchased parts .......................    $2,181    $2,538
Finished goods ........................     3,280     3,129
                                           ------    ------
                                            5,461     5,667
      Less: inventory valuation reserve       781       813
                                           ------    ------
                                           $4,680    $4,854
                                           ======    ======

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

                                                                        December 31,
                                                                       --------------
                                                                       1996      1995
                                                                       ----      ----
Property .........................................................    $  490    $  498
Computer equipment ...............................................     3,018     2,409
Vehicles .........................................................        47        47
Leasehold improvements ...........................................       350       350
Equipment under capital leases ...................................       367       368
                                                                      ------    ------
                                                                       4,272     3,672
Less accumulated depreciation and amortization, including $346 and
   $331 relating to equipment under capital leases for the years
   ended December 31, 1996 and December 31, 1995, respectively ...     3,082     2,361
                                                                      ------    ------
                                                                      $1,190    $1,311
                                                                      ======    ======

NOTE 6 -- LOANS PAYABLE AND PAYABLE TO AT&T COMMERCIAL

            On May 17, 1996, simultaneously with the consummation of the sale of 462,512 shares of Series C Preferred Stock, the Company's direct pay line of credit with AT&T Commercial Finance Corporation ("AT&T-CFC") was terminated and its general line of credit with AT&T-CFC was increased to $2 million and has the same financial covenants as the Company's previous line of credit with AT&T-CFC. Such general line of credit expires on May 1, 1997 and may be renewed on such date. The Company relied on extended payment terms from AT&T-CFC for 7.5% and 37% of its inventory acquisitions in 1996 and 1995, respectively, the majority of which were purchases from NCR. In 1995 and 1994, purchases from such vendor represented 37% and 45%, respectively, of the Company's inventory purchases. The year ended December 31, 1996 was a transitional year for the Company during which the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. As of December 31, 1995, the Company was in default with respect to its net worth covenant of $5.5 million. On May 6, 1996, AT&T-CFC waived such default through June 30, 1996. Effective with the Series C Preferred Stock placement, the Company's net worth satisfied such net worth covenant. As of December 31, 1996 and 1995, the Company owed approximately $64,000 and $1.3 million, respectively, under this credit line, and available credit under such line towards future inventory purchases of floor plan products was $1.9 million and $4.2 million at December 31, 1996 and 1995, respectively. The Company is in negotiations with AT&T-CFC to provide additional financing through December 31, 1997.

            The Company has a financing facility with Fidelity Funding of California, Inc. ("Fidelity") which provides for maximum eligible (as defined) accounts receivable financing of $7 million at the prime lending rate (8.25% at December 31, 1996) with a 0.5% transaction fee applied to each borrowing. The weighted average interest rate on such line in 1996 was 11.54%. In addition, the agreement requires a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The financing facility agreement is for a period of three years beginning March 28, 1995 and the obligations under such agreement are collateralized by substantially all of the assets of the Company. The outstanding balance for the line of credit at December 31, 1996 and 1995 was approximately $1,800,000 each year. Available borrowings from the Company's accounts receivable line of credit were $926,000 at December 31, 1996.

NOTE 7 -- MORTGAGE PAYABLE

            On July 20, 1993, the Company entered into a mortgage agreement bearing 8% interest with a bank for the principal amount of $529,250, collateralized by property located in Romeoville, Illinois. On March 19, 1996, the Company sold such property for gross proceeds of $855,000 and used a portion of such proceeds to repay the mortgage, in full.

NOTE 8 -- LEASES

            The Company has capitalized leases for certain equipment. The capitalized lease obligations are payable through July 1997 and bear interest at rates ranging from 7.2% to 19.45%. In addition, the Company is obligated through the year 2000 under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by the Company. Under certain leases, the Company has the option to renew for additional terms at specified rentals. Rental expense for such leases approximated $501,000, $571,000 and $581,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

            Deferred rent on the accompanying consolidated balance sheet represents the excess of rents to be paid in the future over rent expense recognized on a straight-line basis.

            The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 1996 (in thousands):

                                            Capitalized            Operating
                                               Leases               Leases
                                               ------               ------
1997 ......................................    $100                  $440
1998 ......................................       8                   320
1999 ......................................      --                   306
2000 ......................................      --                   306
Thereafter ................................      --                    --
                                               ----                ------
Total minimum lease payments ..............     108                $1,372
                                               ----                ======
Less amount representing interest .........       9
                                               ----
Present value of net minimum lease payments    $ 99
                                               ====

NOTE 9 -- CONVERTIBLE PREFERRED STOCK

            The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On May 19, 1995, the Company consummated a private placement of 6% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") pursuant to which the Company issued and sold to certain investors 1,600,000 shares of Series B Preferred Stock at a price per share of $1.25. The Series B Preferred Stock was redeemable by the Company, at its option, after one year at $1.25 per share, or $2 million in the aggregate, plus any accrued and unpaid dividends. In addition, it was mandatorily redeemable four years from the date of issuance at the same amounts. On May 17, 1996, the Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein. As a result of the deletion of the mandatory and optional redemption provisions, the Series B Preferred Stock was reclassified to equity in the Balance Sheet.

            Dividends with respect to such shares are calculated based on $0.02 per share per quarter and accumulate if not declared and paid. As of December 31, 1996, an aggregate of $215,000 ($136,000 of which accrued in 1996 and $79,000 of which accrued in 1995) of the Series B Preferred Stock dividends had accumulated and have not been declared or paid. In addition, interest of 6% per annum accrues on any unpaid dividends.

            Also on May 17, 1996, 500,000 shares of the Company's Preferred Stock were designated as Cumulative Convertible Preferred Stock, Series C ("Series C Preferred Stock"). Of such shares, 462,512 were issued into escrow on May 17, 1996 at a price per share of $6.00. Dividends with respect to such shares are calculated based on $0.09 per share per quarter and accumulate if not declared and paid. Interest of 6% per annum accrues on any unpaid dividends. At any time, the Series C Preferred Stockholders may convert their Series C Preferred Stock into Common Stock, at the initial rate of four shares of Common Stock for each share of Series C Preferred Stock. The Company has reserved 2,000,000 shares of Common Stock for the conversion of the outstanding Series C Preferred Stock. The 462,512 shares of Series C Preferred Stock and the proceeds thereof were released from escrow on May 25, 1996 upon satisfaction of all applicable conditions to release, after denial by Nasdaq of an exception to the shareholder approval requirement. The issuance of such shares of Series C Preferred Stock without shareholder approval and without an exception to such requirement constitutes a breach of the Company's listing agreement with Nasdaq. Consequently, the Company has been delisted from the National Market and is now listed on the SmallCap Market. The Company's Board of Directors had determined that the issuance of the shares of Series C Preferred Stock without shareholder approval was necessary for the continued financial viability of the Company.

            On May 30, 1996, the Company issued directly to certain investors the remaining 37,488 shares of Series C Preferred Stock at a price of $6.00 per share.

            In connection with the issuance of the Series C Preferred Stock and pursuant to the anti-dilution provisions of the Series B Preferred Stock, the conversion ratio of the Series B Preferred Stock was adjusted. As a result, the Series B Preferred Stock is currently convertible into approximately 1,770,590 shares of Common Stock. The Company has reserved 1,770,590 shares of Common Stock for the conversion of outstanding Series B Preferred Stock.

            As of December 31, 1996, an aggregate of $112,000 of the Series C Preferred Stock dividends had accumulated and had not been declared or paid. In the event of liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders and Series C Preferred Stockholders, on a pro rata basis, are entitled to receive prior and in preference to Common Stockholders.

NOTE 10 -- STOCK OPTION PLANS

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The 1989 Stock Option Plan

Under the Company's 1989 Stock Option Plan, as amended, 900,000 shares of common stock can be issued through incentive stock options and non-statutory stock options. The incentive stock options allow designated full-time employees, including officers, to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five years from the date of the grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to full-time employees, including officers and non-employee directors or consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five years.

            A summary of the changes in outstanding common stock options under the 1989 Stock Option Plan is as follows:

                                                                                      Options Outstanding
                                                                                   ---------------------------
                                                                                               Weighted-Average
                                                                                   Shares       Exercise Price
                                                                                   ------       --------------
Balance at January 1, 1994 ...................................................     308,400         $   2.01
                                                                                  --------
   Options granted ...........................................................     367,017         $   3.10
   Options exercised .........................................................     (90,120)        $   1.00
   Options canceled ..........................................................    (144,380)        $   2.47
                                                                                  --------
Balance at December 31, 1994 .................................................     440,917         $   3.03
                                                                                  --------
   Options granted ...........................................................     270,000         $   2.21
   Options exercised .........................................................     (16,375)        $   1.16
   Options canceled ..........................................................     (99,625)        $   2.93
                                                                                  --------
Balance at December 31, 1995 .................................................     594,917         $   2.73
                                                                                  --------
   Options granted ...........................................................     310,559         $   2.76
   Options exercised .........................................................     (15,225)        $   3.31
   Options canceled ..........................................................    (126,075)        $   3.22
                                                                                  --------
Balance at December 31, 1996 .................................................     764,176         $   2.65
                                                                                  --------
   Options exercisable at December 31, 1996 ..................................     217,987         $   2.62

            The weighted average remaining contractual life for the balance at December 31, 1996 in the 1989 Stock Option Plan is nine (9) years and the exercise price range is $1.00 - $4.25.

            On October 6, 1994, the Board of Directors offered to reduce the exercise price of certain options to the fair market value of the Company's Common Stock on such date. Upon acceptance by the option holders, the vesting period began from the date of the offer and the options become exercisable ratably over a period of four years and expire ten years from the date of issuance.

1996 Stock Option Plan

            In June 1996, the Board of Directors of the Company adopted, subject to stockholder approval, such approval being granted in July of 1996, the 1996 Stock Plan. Under the 1996 Stock Plan, 600,000 shares of common stock can be issued through incentive stock options and non-statutory stock options and/or stock purchase rights. The incentive stock options allow designated employees, non-employee directors and consultants to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five (5) years from the date of grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to employees, non-employee directors and consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five (5) years.

            A summary of the changes in outstanding common stock options under the 1996 Stock Plan is as follows:

                                                     Options Outstanding
                                               --------------------------------
                                                                Weighted-Average
                                                Shares           Exercise Price
                                                ------           --------------
Balance at January 1, 1995 ................         --                 --
                                               -------
   Options granted ........................    212,000              $4.06
   Options exercised ......................         --                 --
   Options canceled .......................         --                 --
                                               -------
Balance at December 31, 1996 ..............    212,000              $4.06
Options exercisable at December 31, 1996...         --                 --

            The weighted average remaining contractual life for the balance at December 31, 1996 in the 1996 Stock Option Plan is ten (10) years and the exercise price range is $3.38 - $4.50.

Non-Qualified Stock Options

            On February 1, 1995, 306,000 common stock purchase options were granted by the Board to full-time employees, including officers, and a non-employee consultant. The exercise prices is $2.13, the fair market value of the Company's Common Stock at the date of grant. These options are exercisable over a period of four years and expire ten years from the date of issuance. These options were granted outside the Company's 1989 Stock Option Plan pursuant to non-qualified stock option agreements (the "Non-Qualified Agreements"). On May 19, 1995, in connection with the sale by the Company of 1,600,000 shares of Series B 6% Cumulative Redeemable Convertible Preferred Stock (see Note 9), and pursuant to an anti-dilution provision contained in certain of such options granted to an officer of the Company, the number of options granted to such officer was increased to 113,691. The exercise price of the 113,691 options granted to such officer was adjusted to $1.25, the purchase price of the Series B 6% Cumulative Redeemable Convertible Preferred Stock. The anti-dilution provision expired on December 31, 1995. No anti-dilution provision was included in connection with the issuance of the Series C Convertible Preferred Stock.

            A summary of the changes in outstanding common stock options under the Non-Qualified Agreements is as follows:

                                                                    Options Outstanding
                                                                  -------------------------
                                                                           Weighted-Average
                                                                  Shares    Exercise Price
                                                                  ------   ----------------
Balance at January 1, 1995....................................    20,000       $2.38
                                                                 -------
   Options granted............................................   339,691       $1.83
   Options exercised..........................................   (20,000)      $2.38
   Options canceled...........................................   (29,500)      $2.13
                                                                 -------
Balance at December 31, 1995..................................   310,191       $1.80
                                                                 -------
   Options granted ...........................................   100,000       $3.04
   Options exercised..........................................   (10,250)      $2.13
   Options canceled...........................................   (57,750)      $2.13
                                                                 -------
Balance at December 31, 1996..................................   342,191       $2.53
                                                                 -------
   Options exercisable at December 31, 1996...................    90,548       $2.10

            The weighted average remaining contractual life for the balance at December 31, 1996 under the Non-Qualified Agreements is 9.3 years and the exercise price range is $1.25 - $4.50.

            In February of 1996, the Board of Directors of the Company adopted, subject to stockholder approval, such approval being granted in July of 1996, the 1996 Non-Employee Directors Stock Option Plan (the "1996 Non-Employee Directors Plan"). 150,000 shares of Common Stock can be issued under such plan through non-statutory stock options. Under the terms of the 1996 Non-Employee Directors Plan, each non-employee director who first becomes a member of the Board after approval of such plan by the stockholders of the Company, shall be automatically granted, on the date such person becomes a member of the Board, an option to purchase 30,000 shares of Common Stock. In addition, each non-employee director who is a member of the Board on the first trading day of each year shall be automatically granted on such date, without further action by the Board, an option to purchase 5,000 shares of Common Stock. Messrs. Faherty and Azcuy are ineligible to receive options under the 1996 Non-Employee Directors Plan. The exercise price per share under the 1996 Non-Employee Directors Plan shall be equal to the fair market value (as defined) of a share of Common Stock on the applicable grant date, and options granted under the 1996 Non-Employee Directors Plan shall vest over a four (4) year period. No stock options were issued under this plan during 1996.

Stock Warrants

            On December 6, 1994, common stock purchase warrants for 266,601 shares exercisable at $1.75 per share, the fair market value of the Company's Common Stock on such date, were granted to an officer and director of the Company. These warrants become exercisable at various dates during the first year and expire ten years from the date of issuance. On May 19, 1995, in connection with the sale by the Company of 1,600,000 shares of the Series B Preferred Stock (see Note 9), pursuant to an anti-dilution provision contained in such common stock purchase warrants, the number of warrants granted to such officer and director was increased to 298,848 and the exercise price was adjusted to $1.25, the purchase price of the Series B Preferred Stock.
At December 31, 1996, 298,848 of such warrants were exercisable.

            The Company has reserved 2,130,589 shares of Common Stock for the exercise of stock options and warrants as described above.

FAS 123 Pro Forma Information

            Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of between 5.48%-7.58% in 1996 and 5.45%-6.69% in 1995; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of 1.02; and a weighted-average expected life of four (4) years. The weighted average fair market value of stock options issued in 1996 and 1995 was $2.35 and $1.48 per share, respectively.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):

                                                                  1996            1995
                                                                  ----            ----
Net loss as reported........................................     $  (769)       $(3,659)
Pro forma net loss..........................................     $(1,093)       $(3,793)
Loss per share as reported
   Primary..................................................     $  (.23)       $  (.88)
Pro forma loss per share
   Primary..................................................     $  (.25)       $  (.91)

NOTE 11 -- EMPLOYEE STOCK PURCHASE PLAN

            In June 1995, the Company adopted a 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved for issuance an aggregate of 150,000 shares of Common Stock. The Purchase Plan allows eligible employees to purchase Common Stock, through payroll deductions during a Purchase Period, at a purchase price that shall be the lesser of (a) 85% of the Fair Market Value of a share of Common Stock on the first day of such Purchase Period, or (b) 85% of the Fair Market Value of a share of Common Stock on the Exercise Date of such Purchase Period, as each of such terms are defined in the 1995 Employee Stock Purchase Plan. The option to purchase stock under the Purchase Plan will terminate December 31, 1999. At December 31, 1996, 77,247 shares were issued under the Purchase Plan, of which 51,997 were issued in 1996.

NOTE 12 -- INCOME TAXES

            The provision for income taxes is comprised of the following (in thousands):

                                                                    December 31,
                                                     -------------------------------------------
                                                     1996               1995                1994
                                                     ----               ----                ----
Federal:
   Current..................................       $   --              $  --              $(1,007)
   Deferred.................................           --                 --                 (117)

State:
   Current..................................           --                 --                  (32)
   Deferred.................................           --                 --                  (36)
                                                    -----              -----              -------

Total.......................................       $   0               $   0              $(1,192)
                                                   ======              =====              =======

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax balances as of December 31, 1996 and 1995 are as follows:

                                                     1996          1995
                                                     ----          ----
Tax credits....................................    $   268       $   225
Net operating losses...........................      3,384         2,977
Capitalized software...........................       (317)         (358)
Deferred rent..................................        737           810
Valuation allowance............................     (4,072)       (3,654)
                                                   --------      --------
Total..........................................          0             0
Current........................................          0             0
                                                   -------       -------
Non-current....................................    $     0       $     0
                                                   =======       =======

            The Company has a net operating loss carryover for Federal income tax purposes of approximately $8,300,000, which will expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $122,000 which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $53,000. These credits can be carried forward indefinitely. The Company has experienced a change in ownership in 1995 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits may be limited.

            Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to off-set the Company's net deferred tax assets.

            The differences between the provision for income taxes and income taxes computed using the Federal income tax rate were as follows (in thousands):

                                                                                      December 31,
                                                                                --------------------------
                                                                                1996       1995       1994
                                                                                ----       ----       ----
Computed "expected" tax benefit.............................................   $(261)    $(1,210)    $(2,715)
State income taxes, net of federal income tax benefit and state
valuation allowance.........................................................      --          --         (45)
Increase in federal valuation allowance.....................................     418       1,312       1,588
Research and development tax credits........................................    (183)       (119)        (56)
Other.......................................................................      26          17          36
                                                                               -----     -------     -------

Actual tax benefit..........................................................   $  --     $    --     $(1,192)
                                                                               =====     =======     ========

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

            In both 1996 and 1995, the Company adopted a plan whereby senior management will be entitled to six months severance payments in the event of certain terminations after a change-in- control of the Company, and an incentive bonus will be paid if such persons are still in the employ of the Company at the completion of a change-in-control.

            The Company is involved in various pending legal proceedings arising out of the ordinary course of the Company's business. None of these legal proceedings is expected to have a material adverse effect on the financial condition of the Company. A range of possible outcomes for all of these legal proceedings currently cannot be estimated. However, if all or substantially all of these legal proceedings were to be determined adversely to the Company, there could be a material adverse effect on the financial condition of the Company.

                                                                     SCHEDULE II

                                   ECCS, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                                 (in thousands)

Column A                                                 Column B           Column C            Column D       Column E

                                                                            Additions
                                                                       --------------------
                                                                                    Charged
                                                                       Charged        to
                                                        Balance at        to         Other                     Balance at
                           DESCRIPTION                  Beginning      Costs and   Accounts-    Deductions-     End of
                                                        of Period      Expenses    Describe     Describe        Period
YEAR ENDED December 31, 1996:
Allowance for Doubtful
Accounts & Returns/Credits...........................    $   226       $              $          $  42 (A)      $  184
                                                         -------       -------        ---        ------          ------
Inventory............................................    $   813       $   620        $          $ 652 (B)      $  781
                                                         -------       -------        ---        ------          ------
   Subtotal..........................................    $ 1,039       $   620        $          $ 694          $  965
                                                         -------       -------        ---        -----          ------
Warranty.............................................    $   350       $    64        $          $              $  414
                                                         -------       -------        ---        ------          ------
YEAR ENDED December 31, 1995:
Allowance for Doubtful
Accounts & Returns/Credits...........................    $   310       $   186        $          $  270 (A)     $  226
                                                         -------       -------        ---        ------         ------
Inventory............................................    $ 1,096       $   510        $          $  793 (B)     $  813
                                                         -------       -------        ---        ------         ------
   Subtotal..........................................    $ 1,406       $   696        $          $1,063         $1,039
                                                         -------       -------        ---        ------         ------
Warranty.............................................    $   163       $   187        $          $              $  350
                                                         -------       -------        ---        ------         ------
YEAR ENDED December 31, 1994:
Allowance for Doubtful
Accounts & Returns/Credits...........................    $   274       $    53        $          $  17 (A)      $  310
                                                         -------       -------        ---        -----          ------
Inventory............................................    $   207       $ 1,184        $          $ 295 (A)      $1,096
                                                         -------       -------        ---        -----          ------
   Subtotal..........................................    $   481       $ 1,237        $          $ 312          $1,406
                                                         -------       -------        ---        -----          ------
Warranty.............................................    $    79       $    84        $          $              $  163
                                                         -------       -------        ---        -----          ------

(A) Amounts written off during the year.
(B) Amounts written off during the year or obsolete inventory sold.