Form 10-K405/A
period 1996-12-31
ECCS INC
filed 1997-03-28
CIK 900619

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
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


            Sales to the Company's primary alternate channel partner, Unisys, accounted for 30% of the Company's net sales in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments. As a result, historical sales cannot be relied upon as an accurate indicator of future sales. The Company's sales are made by purchase order and, therefore, the Company has no long-term commitments from Unisys and such customer generally may cancel orders on 30 days notice. Accordingly, there can be no assurance that orders from Unisys will continue at their historic levels, or that the Company will be able to obtain any new orders from Unisys. The loss of Unisys as a customer, or the cancellation or rescheduling of orders already placed, would materially and adversely affect the Company's business, financial condition and operating results.


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


                                                                           YEAR ENDED DECEMBER 31,
                                                      1996           1995        1994(1)       1993(2)     1992(2)
                                                      ----           ----        -------       -------     -------
                                                                (In thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Net sales .....................................     $ 22,604      $ 31,174      $ 42,738      $51,574     $43,483
   Cost of sales ..............................       15,165        23,256        36,563       38,144      33,457
                                                    --------      --------      --------      -------     -------
Gross profit ..................................        7,439         7,918         6,175       13,430      10,026
   Selling, general and administrative expenses        6,907         9,967        12,415       10,444       6,735
   Research and development expenses ..........        1,027         1,123           978          758         552
                                                    --------      --------      --------      -------     -------
Operating income (loss) .......................         (495)       (3,172)       (7,218)       2,228       2,739
   Net interest expense .......................          274           487           764          586         236
                                                    --------      --------      --------      -------     -------
Income (loss) from operations before provision
   for income taxes ...........................         (769)       (3,659)       (7,982)       1,642       2,503
   Provision (benefit) for income taxes .......           --            --        (1,192)         531         972
                                                    --------      --------      --------      -------     -------
Net income (loss) .............................     $   (769)     $ (3,659)     $ (6,790)     $ 1,111     $ 1,531
                                                    ========      ========      ========      =======     =======
Net income (loss) per share:
   Primary ....................................     $  (0.23)     $  (0.88)     $  (1.63)     $  0.32     $  0.64
   Fully diluted(3) ...........................     $     --      $     --           $--      $  0.30        0.52
Weighted average common shares outstanding
   and equivalents used for per share data ....        4,346         4,232         4,160        3,666       2,939
BALANCE SHEET DATA:
Working capital ...............................     $  4,280      $  1,134      $  2,932      $10,115     $ 3,281
Total assets ..................................       14,552        12,435        21,507       33,948      20,095
Loans payable .................................        1,762         1,849         4,089        4,803       3,693
Long-term obligations under capital leases ....            8            50           121           78          83
Mortgage payable ..............................           --            --           503          515          --
Redeemable convertible preferred stock ........           --            --            --           --       1,500
Series B  cumulative redeemable convertible
   preferred stock ............................           --         1,794            --           --          --
Shareholders' equity ..........................        6,177         2,122         5,673       12,373       2,483


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


            Sales to the Company's primary alternate channel partner, Unisys, accounted for 30% of the Company's net sales in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments. As a result, historical sales cannot be relied upon as an accurate indicator of future sales. The Company's sales are made by purchase order and, therefore, the Company has no long-term commitments from Unisys and such customer generally may cancel orders on 30 days notice. Accordingly, there can be no assurance that orders from Unisys will continue at their historic levels, or that the Company will be able to obtain any new orders from Unisys. The loss of Unisys as a customer, or the cancellation or rescheduling of orders already placed, would materially and adversely affect the Company's business, financial condition and operating results.

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

                                                ERNST & YOUNG LLP

Princeton, New Jersey
February 25, 1997

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                                  December 31,
                                                                                                1996         1995
                                                                                                ----         ----
Assets
Current Assets:
  Cash and cash equivalents .............................................................    $  4,393     $  1,514
  Accounts receivable, less allowance for doubtful accounts of $184 in 1996 and $226
    in 1995 .............................................................................       3,162        2,767
  Inventories ...........................................................................       4,680        4,854
  Prepaid expenses and other receivables ................................................         257          303
                                                                                             --------     --------
                                                                                               12,492        9,438
Property, plant and equipment (net) .....................................................       1,190        1,311
Investment in real estate (net) .........................................................          --          714
Capitalized software (net) ..............................................................         814          919
Other assets ............................................................................          56           53
                                                                                             --------     --------
                                                                                             $ 14,552     $ 12,435
                                                                                             ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Loans payable .........................................................................    $  1,762     $  1,849
  Payable to AT&T Commercial ............................................................          64        1,254
  Current portion of mortgage payable ...................................................          --          502
  Current portion of capital lease obligations ..........................................          91           78
  Accounts payable ......................................................................       4,061        1,440
  Accrued expenses and other ............................................................         986        1,841
  Warranty ..............................................................................         414          350
  Customer deposits, advances and other credits .........................................         834          990
                                                                                             --------     --------
                                                                                                8,212        8,304
Capital lease obligations, net of current portion .......................................           8           50
Deferred rent ...........................................................................         155          165
                                                                                             --------     --------
                                                                                                8,375        8,519
                                                                                             --------     --------
Series B cumulative redeemable convertible preferred stock, $.01 par value per share, Authorized 3,000,000 shares; Issued and outstanding, 1,600,000 shares
   at December 31, 1995 .................................................................          --           16
Capital in excess of par value ..........................................................          --        1,778
                                                                                             --------     --------
                                                                                                   --        1,794
                                                                                             --------     --------
Shareholders' Equity:
  Preferred stock, $.01 par value per share, Authorized, 3,000,000 shares; Series
  B cumulative convertible preferred stock, Issued and outstanding, 1,600,000
    shares at December 31, 1996 .........................................................          16           --
  Series C cumulative convertible preferred stock, Issued and outstanding, 500,000
    shares at December 31, 1996 .........................................................           5           --
  Common stock, $.01 par value per share, Authorized, 20,000,000 shares; Issued and outstanding, 4,432,216 shares and 4,277,975 shares at December 31, 1996 and
    December 31, 1995, respectively .....................................................          44           43
  Capital in excess of par value - preferred ............................................       4,522           --
  Capital in excess of par value - common ...............................................      10,254        9,974
  Retained earnings (deficit) ...........................................................      (8,664)      (7,895)
                                                                                             --------     --------
                                                                                                6,177        2,122
                                                                                             --------     --------
         Total Liabilities and Shareholders' Equity .....................................    $ 14,552     $ 12,435
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

                                   ECCS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)


                                               Common Stock                     Preferred Stock
                                                             Capital in                         Capital in                 Total
                                                             Excess of                          Excess of   Retained   Shareholders'
                                       Shares      Amount    Par Value    Shares     Amount     Par Value   Earnings       Equity
                                       ------      ------    ---------    ------     ------     ---------   --------       ------
Balance at January 1, 1994.......     4,126,250    $  41      $ 9,778                                       $  2,554      $12,373
   Stock option exercises........        90,100        1           89                                                          90
Net loss.........................                                                                             (6,790)      (6,790)
                                      ---------    -----      -------                                        --------      -------

Balance at December 31, 1994.....     4,216,350       42        9,867                                         (4,236)       5,673

Issuance of stock and stock option
  exercises......................        61,625        1          107                                                         108

Net loss.........................                                                                             (3,659)      (3,659)
                                      ---------    -----      -------                                        --------      -------

Balance at December 31, 1995.....     4,277,975       43        9,974                                         (7,895)       2,122

Reclassification of Series B
  Convertible Preferred Stock....                                        1,600,000       16        1,778                    1,794
Issuance of Series C Convertible
  Preferred Stock................                                          500,000        5        2,744                    2,749
Issuance of stock and stock option
  exercises......................       154,241        1          280                                                         281
Net loss.........................                                                                               (769)        (769)
                                      ---------    -----      -------    ---------    -----      -------    --------      -------

Balance at December 31, 1996.....     4,432,216    $  44     $ 10,254   2,100,000     $  21      $ 4,522    $ (8,664)     $ 6,177
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


            Sales to the Company's primary alternate channel partner, Unisys, accounted for 30% of the Company's net sales in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments.

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