Form 10-Q
period 1997-03-31
ECCS INC
filed 1997-05-13
CIK 900619

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                           Commission File No. 0-21600

                                   ECCS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                    22-2288911
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Shelia Drive, Tinton Falls, New Jersey                              07724
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

                            Yes:  X            No: ___
                                 ---
         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 1997:

          Class                                                 Number of Shares
Common Stock, $.01 par value                                        4,462,124

                                   ECCS, INC.


                                TABLE OF CONTENTS


                                                                                    Page
                                                                                    ----
PART I. FINANCIAL INFORMATION ...................................................     1

   Item 1. Financial Statements .................................................     1

       Consolidated Balance Sheets as of March 31, 1997 (unaudited) and
       December 31, 1996 (audited) ..............................................     2

       Consolidated Statements of Operations for the three months ended March 31,
       1997 and March 31, 1996 (unaudited) ......................................     3

       Consolidated Statements of Cash Flows for the three months ended March
       31, 1997 and March 31, 1996 (unaudited) ..................................     4

       Notes to Consolidated Financial Statements (unaudited) ...................     5

   Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition ..................................................    10

       Overview .................................................................    10

       Results of Operations ....................................................    10

       Liquidity and Capital Resources ..........................................    13

PART II. OTHER INFORMATION ......................................................    15

   Item 6. Exhibits and Reports on Form 8-K .....................................    15

SIGNATURES ......................................................................    16

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    March 31,    December 31,
                                                                                      1997           1996
                                                                                    --------       --------
                                                                                  (unaudited)
Assets
Current Assets:
   Cash and cash equivalents ...................................................    $  5,736       $  4,393
   Accounts receivable, less allowance for doubtful accounts of $184 at
    March 31, 1997 and December 31, 1996, respectively .........................       4,334          3,162
   Inventories .................................................................       2,255          4,680
   Prepaid expenses and other receivables ......................................         241            257
                                                                                    --------       --------
                                                                                      12,566         12,492
Property, plant and equipment (net) ............................................       1,091          1,190
Capitalized software (net) .....................................................         799            814
Other assets ...................................................................          51             56
                                                                                    --------       --------
                                                                                    $ 14,507       $ 14,552
                                                                                    ========       ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loans payable ...............................................................    $  2,389       $  1,762
   Payable to AT&T Commercial ..................................................         166             64
   Current portion of capital lease obligations ................................          72             91
   Accounts payable ............................................................       2,868          4,061
   Accrued expenses and other ..................................................       1,031            986
   Warranty ....................................................................         486            414
   Customer deposits, advances and other credits ...............................         736            834
                                                                                    --------       --------
                                                                                       7,748          8,212
Capital lease obligations, net of current portion ..............................          --              8
Deferred rent ..................................................................         153            155
                                                                                    --------       --------
                                                                                       7,901          8,375
                                                                                    --------       --------
Shareholders' Equity:
   Preferred stock, $.01 par value per share, Authorized, 3,000,000 shares;
   Series B cumulative convertible preferred stock, Issued and outstanding,
    1,600,000 shares at March 31, 1997 and at December 31, 1996 ................          16             16
   Series C cumulative convertible preferred stock, Issued and outstanding,
    500,000 shares at March 31, 1997 and at December 31, 1996 ..................           5              5
   Common stock, $.01 par value per share, Authorized, 20,000,000 shares; Issued and outstanding, 4,462,124 shares and 4,432,216 shares at March 31, 1997 and
    December 31, 1996, respectively ............................................          45             44
   Capital in excess of par value - preferred ..................................       4,522          4,522
   Capital in excess of par value - common .....................................      10,337         10,254
   Retained earnings (deficit) .................................................      (8,319)        (8,664)
                                                                                    --------       --------
                                                                                       6,606          6,177
                                                                                    --------       --------
       Total Liabilities and Shareholders' Equity ..............................    $ 14,507       $ 14,552
                                                                                    ========       ========

                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                       For the Three      For the Three
                                                        Months Ended       Months Ended
                                                       March 31, 1997     March 31, 1996
                                                          -------            -------
Net sales .........................................       $ 8,737            $ 5,105
Cost of sales .....................................         6,335              3,528
                                                          -------            -------

  Gross profit ....................................         2,402              1,577

Operating expenses:
  Selling, general & administrative ...............         1,622              1,522
  Research & development ..........................           377                271
                                                          -------            -------

Operating income (loss) ...........................           403               (216)

  Net interest expense ............................            58                 97
                                                          -------            -------

  Net income (loss) ...............................       $   345            $  (313)
                                                          -------            -------

  Preferred Dividends .............................            80                 32

Net income (loss) applicable to common
  shares ..........................................       $   265            $  (345)
                                                          =======            =======

Primary net income (loss) per share ...............       $  0.05            $ (0.08)
                                                          =======            =======

Fully diluted net income per share ................       $  0.04            $    --
                                                          =======            =======

Primary weighted average number of
  common and common equivalent shares .............         5,226              4,281
                                                          =======            =======

Fully diluted weighted average number of
  common and common equivalent shares .............         8,996                 --
                                                          =======            =======

                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                               Three Months Ended    Three Months Ended
                                                                 March 31, 1997        March 31, 1996
                                                                    -------                -------
Cash flows from operating activities:
   Net income (loss) ......................................         $   345               $  (313)
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization ........................             294                   326
     Gain on sale of Illinois property ....................              --                  (145)
     (Increase) decrease in accounts receivable ...........          (1,017)                  577
     Decrease in inventories ..............................           2,425                 1,554
     Decrease in prepaid expenses and other assets ........              21                    92
     Increase (decrease) in payable to AT&T
      Commercial ..........................................             102                  (973)
     Decrease in accounts payable, accrued liabilities,
      deferred rent and other .............................          (1,078)                 (804)
     (Decrease) increase in customer deposits, advances and
      other credits .......................................            (253)                  238
                                                                    -------               -------
Net cash provided by operating activities .................             839                   552
                                                                    -------               -------

Cash flows from investing activities:
   Additions to property, plant and equipment .............             (63)                  (61)
   Gross proceeds from sale of Illinois property ..........              --                   855
   Additions to capitalized software ......................            (117)                 (128)
                                                                    -------               -------
Net cash (used in) provided by investing activities .......            (180)                  666
                                                                    -------               -------

Cash flows from financing activities:
   Borrowings under revolving credit agreement ............           5,582                 3,908
   Repayments under revolving credit agreement ............          (4,955)               (4,655)
   Repayment of  mortgage payable .........................              --                  (502)
   Proceeds from exercise of employee stock options and
     issuance of common stock .............................              84                    37
   Repayment of capital lease obligations .................             (27)                  (28)
                                                                    -------               -------
Net cash provided by (used in) financing activities .......             684                (1,240)
                                                                    -------               -------
Net increase (decrease) in cash and cash equivalents ......           1,343                   (22)
Cash and cash equivalents at beginning of period ..........           4,393                 1,514
                                                                    -------               -------
Cash and cash equivalents at end of period ................         $ 5,736               $ 1,492
                                                                    =======               =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest .............................................         $    84               $   170
                                                                    =======               =======

                 See notes to consolidated financial statements.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1997 and March 31, 1996 is unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         The information presented for March 31, 1997 and March 31, 1996 and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and March 31, 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K/A.

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

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1997 and March 31, 1996 is unaudited)


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

         Inventories consist of the following (in thousands):

                                                          March 31,     December 31,
                                                            1997           1996
                                                           ------         ------
                                                         (unaudited)
Purchased parts ..................................         $1,999         $2,181
Finished goods ...................................          1,072          3,280
                                                           ------         ------
                                                            3,071          5,461
   Less: inventory valuation reserve .............            816            781
                                                           ------         ------
                                                           $2,255         $4,680
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

         (e)  Software Development Costs

         The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $132,000 and $136,000 for the periods ending March 31, 1997 and March 31, 1996, respectively. At March 31, 1997 and December 31, 1996, the Company had capitalized $2,130,000 and $2,013,000 of software development costs, respectively, of which $1,331,000 and $1,199,000 had been amortized, respectively.

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1997 and March 31, 1996 is unaudited)


         (f)  Impairment of Long-lived Assets

         In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which had no effect on its financial condition or results of operations. The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.

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

         (j)  Income Taxes

         Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes."

         (k)  Stock Based Compensation

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

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1997 and March 31, 1996 is unaudited)


any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         (l)  Per Share Information

         Net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock and, in 1997 and 1996, from convertible preferred stock. To the extent common share equivalents are anti-dilutive, they are not included in the calculation.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact upon adoption is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $.01 and is expected to have no impact for the quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE 3 -- LITIGATION

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

         Dividends with respect to the Company's issued and outstanding Series B Preferred Stock are calculated based on $0.02 per share per quarter and accumulate if not declared and paid. As

                                   ECCS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 1997 and March 31, 1996 is unaudited)


of March 31, 1997, an aggregate of approximately $239,000 of the Series B Preferred Stock dividends had accumulated and have not been declared or paid. In addition, interest of 6% per annum accrues on any unpaid dividends.

         Dividends with respect to the Company's issued and outstanding Series C Preferred Stock are calculated based on $0.09 per share per quarter and accumulate if not declared and paid. As of March 31, 1997, an aggregate of approximately $157,000 of the Series C Preferred Stock dividends had accumulated and had not been declared or paid. In addition, interest of 6% per annum accrues on any unpaid dividends.

         The Series B Preferred Stock is currently convertible into approximately 1,770,590 shares of Common Stock. The Company has reserved 1,770,590 shares of Common Stock for the conversion of outstanding Series B Preferred Stock.

         At any time, the Series C Preferred shareholders may convert their Series C Preferred Stock into Common Stock, at the initial rate of four shares of Common Stock for each share of Series C Preferred Stock. The Company has reserved 2,000,000 shares of Common Stock for the conversion of the outstanding Series C Preferred Stock.

         In the event of liquidation, dissolution or winding up of the Company, Series B Preferred Stockholders and Series C Preferred Stockholders, on a pro rata basis, are entitled to receive prior and in preference to Common Stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

         During 1996, the Company shifted its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems including storage subsystems. Consistent with its 1996 transition, the Company revised its traditional grouping of sales and revenue among the communications, federal and commercial markets, and began in 1996 to distinguish revenues as follows: (i) those revenues derived from sales of mass storage enhancement systems, which includes sales of all ECCS mass storage enhancement products, including the Synchronix family of products and MicroDFT and FFT product lines, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; (ii) revenues generated by the Company as a value added reseller; and (iii) revenues derived from services and other revenue. Within each of such categories of sales, the Company further distinguishes revenues generated by sales to alternate channels, of which Unisys Corporation ("Unisys") is the Company's primary alternate channel partner, and aggregate sales to all federal customers, of which sales by the Company in its capacity as a subcontractor to various prime contractors are significant. The majority of sales previously designated as communication sector sales were sales to AT&T. The Company believes sales which would have been classified as communications, commercial or federal sector sales, are now more appropriately monitored under the Company's new sales categories.

        Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. This Form 10-Q contains forward-looking statements that involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements contained herein.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 and March 31, 1996

         Net Sales

         Net sales increased by approximately $3,632,000 or 71.1%, in the three months ended March 31, 1997, as compared to net sales in the three months ended March 31, 1996. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 91.3% and 69.6% of net sales in the quarters ended March 31, 1997 and 1996, respectively. Sales by the Company in its capacity as a value added reseller accounted for 1.5% and 14.4% of net sales in the quarters ended March 31, 1997 and 1996, respectively. Services and other revenues accounted for 7.2% and 16.0% of net sales in the quarters ended March 31, 1997 and 1996, respectively. The increase in the 1997 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems, including sales to both federal customers and through relationships with OEMs, offset, in part, by a decrease in value added resales. In particular, in December 1996, the Company received a $3.0 million order from the U.S. Air Force through a federal integrator for predominately third party component products integrated with the Company's proprietary mass storage enhancement products, which the Company shipped during the first quarter of 1997. The increases in sales by the Company of its proprietary systems, as well as the decreases in sales by the Company in its capacity as a value added reseller are due, primarily, to the Company's shift in its primary market position from that of a value added reseller and integrator of third party products to a provider of its own proprietary mass storage enhancement systems, including storage subsystems and third party component products.

         An integral part of the Company's strategy is to continue to seek to diversify its customer base and proprietary storage systems offerings as well as to increase direct sales and sales through alternate channel partners. Sales to alternate channel partners accounted for approximately 29.8% of net sales in the quarter ended March 31, 1997. Sales to the Company's primary alternate channel partner, Unisys, accounted for 18.5% of the Company's net sales in the quarter ended March 31, 1997. The Company hopes to increase its revenue in a controlled manner by increasing its efforts to develop broader market penetration for its proprietary products through alternate channel partners, value added resellers, distributors and its own direct sales organization. There can be no assurance, however, that such increase in revenue or such development of broader market penetration by the Company will occur to a meaningful extent, if at all. If the Company's efforts to increase sales through alternate channel partners are successful, the Company believes that direct end-user sales will, in the future, represent a smaller percentage of total sales, and thus, that the Company's dependence on sales to any one customer will be lessened. There can be no assurance, however, that the Company's alternate channel marketing efforts will be successful in reducing dependence on any one customer. The Company continues efforts to establish potential OEM relationships for specialized and standard versions of its Synchronix product line, in addition to its relationship with Unisys. The Company believes that additional OEM relationships may decrease the Company's reliance on its OEM relationship with Unisys. There can be no assurance, however, that such relationships will be established, or if established, that they will decrease the Company's reliance on its OEM relationship with Unisys.

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

         Gross Profit

         The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products and systems. The Company's gross profit increased by approximately $825,000 in the three months ended March 31, 1997 to gross profit of approximately $2,402,000, from $1,577,000 in the three months ended March 31, 1996. The increase in the 1997 period resulted from increased sales volume, offset by the lower margins resulting from the third party component parts shipped during the first quarter of 1997. The Company's gross margin percentage decreased to 27.5% in the three months ended March 31, 1997, as compared to 30.9% in the corresponding period of the prior year. Such decrease in gross margin percentage is due primarily to the $3.0 million order shipped to the U. S. Air Force in the first quarter of 1997 which consisted primarily of third party component products integrated with the Company's proprietary mass storage enhancement products. Such third party component products generally have lower gross margins than those realized on the sales of the Company's own mass storage enhancement products.

         Operating Expenses

         Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related employee benefits, payroll taxes and other administrative and overhead costs. Selling, general and administrative expenses decreased as a percentage of net sales representing 18.6% and 29.8% for the three months ended March 31, 1997 and 1996, respectively, a decrease of
11.2 percentage points. Such decrease was due primarily to the higher sales levels in 1997. Selling, general and administrative expenses increased in absolute dollars by $100,000 to $1,622,000 in the three months ended March 31, 1997 from $1,522,000 in the three months ended March 31, 1996. Such increase was due principally to higher commissions resulting from the higher net sales levels in 1997. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 71.0% and 66.0% of such expenses in the three months ended March 31, 1997 and March 31, 1996, respectively.

         Research and development expenses consist primarily of the costs associated with research and development personnel. These expenses increased in 1997 by $106,000 or 39.1% from the 1996 level of $271,000. This increase is primarily due to the Company's continued investment in and enhancements to the Company's current mass storage enhancement products. Such expenses for the first quarter of 1997 represented approximately 4.7% of the net sales of the Company's mass storage enhancement systems and 4.3% of all of the Company's net sales (6.2% of the Company's mass storage enhancement systems and 5.7% of the total Company's net sales including the amount capitalized during the first quarter of 1997 in accordance with SFAS No. 86). The Company expects to devote greater resources to product development in the future.

         Interest Expense

         Interest expense for the three months ended March 31, 1997 decreased by $39,000 as compared to the three months ended March 31, 1996, due principally to decreased inventory carrying levels resulting in a decrease in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital was $4.8 million at March 31, 1997 and $4.3 million at December 31, 1996, respectively.

         Since its inception, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through both private sales and a public offering of equity securities. The Company also remains dependent on its ability to finance accounts receivable and certain inventory.

         The Company has a financing facility with Fidelity Funding of California, Inc. ("Fidelity") which provides for maximum eligible (as defined) accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. In addition, the agreement requires a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The financing facility agreement is for a period of three years beginning March 28, 1995 and the obligations under such agreement are collateralized by substantially all of the assets of the Company. The agreement does not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. As of March 31, 1997, the Company owed approximately $2.4 million under this financing facility.

         On May 17, 1996, simultaneously with the consummation of the sale of 462,512 shares of Series C Preferred Stock (as described below), the Company's direct pay line of credit with AT&T Commercial Finance Corporation ("AT&T-CFC") was terminated and its general line of credit with AT&T-CFC was increased to $2 million and has the same financial covenants as the Company's previous line of credit with AT&T-CFC. Such general line of credit expired on May 1, 1997, and was extended to March 31, 1998. The Company relied on extended payment terms from AT&T-CFC for 5% of its inventory acquisitions in the first quarter of 1997, the majority of which were purchases from Decision Support Systems. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. As of March 31, 1997, the Company owed approximately $166,000 under this credit line, and available credit under such line towards future inventory purchases of floor plan products was approximately $1.8 million at March 31, 1997.

         AT&T-CFC and Fidelity have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

         On March 31, 1997, the Company's cash balance was approximately $5.7 million.

         The Company had, as of March 31, 1997, invested $63,000 in capital equipment and leasehold improvements. Capital expenditures for 1997 are expected to be approximately $845,000, although such amounts are not subject to formal commitments. There are no other material commitments for capital expenditures currently outstanding.

         The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  11     Calculation of Earnings per Share

                  27     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ECCS, Inc.


DATE: May 12, 1997                  By: /s/ Gregg M. Azcuy
                                        ----------------------------------
                                        Gregg M. Azcuy, President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)


DATE: May 12, 1997                  By: /s/ Louis J. Altieri
                                        ----------------------------------
                                        Louis J. Altieri, Vice President,
                                        Finance and Administration (Principal
                                        Financial and Accounting Officer)