Form 10-Q
period 1997-06-30
ECCS INC
filed 1997-08-06
CIK 900619

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                           Commission File No. 0-21600

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

         Yes: X                                         No:
                                                            -----

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of June 30, 1997:

          Class                                                 Number of Shares
          -----                                                 ----------------
Common Stock, $.01 par value                                        4,491,032

                                   ECCS, INC.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----

PART I. FINANCIAL INFORMATION ...............................................     1

   Item 1. Financial Statements .............................................     1

        Consolidated Balance Sheets as of June 30, 1997 (unaudited)
        and December 31, 1996 (audited) .....................................     2

        Consolidated Statements of Operations for the three months ended June
        30, 1997 and June 30, 1996 and for the six months ended June 30, 1997
        and June 30, 1996 (unaudited) .......................................     3

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1997 and June 30, 1996 (unaudited) ........     4

        Notes to Consolidated Financial Statements (unaudited) ..............     5

   Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition ...............................    11

        Overview ............................................................    11

        Results of Operations ...............................................    11

        Liquidity and Capital Resources .....................................    15

PART II. OTHER INFORMATION ..................................................    18

   Item 1. Legal Proceedings ................................................    18

   Item 4. Submission of Matters to a Vote of Security Holders ..............    18

   Item 5. Other Information ................................................    19

   Item 6. Exhibits and Reports on Form 8-K .................................    19

SIGNATURES ..................................................................    20

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                        June 30,   December 31,
                                                                                          1997         1996
                                                                                        --------     --------
                                                                                         (unaudited)
Assets
Current Assets:
   Cash and cash equivalents .......................................................    $  1,339     $  4,393
   Accounts receivable, less allowance for doubtful accounts of  $258 and $184
    at June 30, 1997 and December 31, 1996, respectively ...........................       7,017        3,162
   Inventories .....................................................................       5,602        4,680
   Prepaid expenses and other receivables ..........................................         336          257
                                                                                        --------     --------
                                                                                          14,294       12,492
Property, plant and equipment (net) ................................................         987        1,190
Capitalized software (net) .........................................................         816          814
Other assets .......................................................................         296           56
                                                                                        --------     --------
                                                                                        $ 16,393     $ 14,552
                                                                                        ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loans payable ...................................................................    $  1,859     $  1,762
   Payable to AT&T Commercial ......................................................         782           64
   Current portion of capital lease obligations ....................................          44           91
   Accounts payable ................................................................       4,065        4,061
   Accrued expenses and other ......................................................       1,384          986
   Warranty ........................................................................         554          414
   Customer deposits, advances and other credits ...................................         510          834
                                                                                        --------     --------
                                                                                           9,198        8,212
Capital lease obligations, net of current portion ..................................          --            8
Deferred rent ......................................................................         150          155
                                                                                        --------     --------
                                                                                           9,348        8,375
                                                                                        --------     --------
Shareholders' Equity:
   Preferred stock, $.01 par value per share, authorized, 3,000,000 shares;
         Series B cumulative convertible preferred stock, issued and
         outstanding, 1,600,000 shares at June 30, 1997 and at December 31, 1996 ...          16           16
         Series C cumulative convertible preferred stock, issued and
         outstanding, 500,000 shares at June 30, 1997 and at December 31, 1996 .....           5            5
   Common stock, $.01 par value per share, authorized, 20,000,000 shares; issued and outstanding, 4,491,032 shares and 4,432,216 shares at June 30, 1997 and
    December 31, 1996, respectively ................................................          45           44
   Capital in excess of par value - preferred ......................................       4,522        4,522
   Capital in excess of par value - common .........................................      10,423       10,254
   Retained earnings (deficit) .....................................................      (7,966)      (8,664)
                                                                                        --------     --------
                                                                                           7,045        6,177
                                                                                        --------     --------
       Total Liabilities and Shareholders' Equity ..................................    $ 16,393     $ 14,552
                                                                                        ========     ========


                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                  For the Three            For the Six
                                              Months Ended June 30,    Months Ended June 30,
                                              --------------------     --------------------
                                                1997        1996         1997        1996
                                              --------    --------     --------    --------
Net sales ................................    $  9,103    $  7,733     $ 17,840    $ 12,838

Cost of sales ............................       6,513       5,203       12,848       8,731
                                              --------    --------     --------    --------

  Gross profit ...........................       2,590       2,530        4,992       4,107


Operating expenses:
  Selling, general & administrative ......       1,864       2,130        3,486       3,652
  Research & development .................         319         402          696         673
                                              --------    --------     --------    --------

Operating income (loss) ..................         407          (2)         810        (218)

  Net interest expense ...................          54          60          112         157
                                              --------    --------     --------    --------

  Net income (loss) ......................    $    353         (62)         698        (375)
                                              --------    --------     --------    --------

  Preferred dividends ....................          77          53          154          86
                                              --------    --------     --------    --------
  Net income (loss) applicable to
  common shares ..........................    $    276    $   (115)    $    544    $   (461)
                                              ========    ========     ========    ========

Primary net income (loss) per share ......    $   0.05    $  (0.03)    $   0.10    $  (0.11)
                                              ========    ========     ========    ========

Fully diluted net income per share .......    $   0.04    $     --     $   0.08    $     --
                                              ========    ========     ========    ========

  Primary weighted average number of
  common and common equivalent shares ....       5,253       4,319        5,236       4,322
                                              ========    ========     ========    ========

  Fully diluted weighted average number of
  common and common equivalent shares ....       9,023          --        9,007          --
                                              ========    ========     ========    ========

                See notes to consolidated financial statements.

]                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                               Six Months Ended June 30,
                                                                                  1997         1996
                                                                                --------     --------
Cash flows from operating activities:
   Net income (loss) .......................................................    $    698     $   (375)
   Adjustment to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization .........................................         595          714
     Gain on sale of Illinois property .....................................          --         (145)
     Increase in accounts receivable .......................................      (3,855)      (3,595)
     (Increase) decrease in inventories ....................................        (922)       2,053
     Increase in prepaid expenses, other receivables and other assets ......        (319)        (146)
     Increase (decrease) in payable to AT&T Commercial .....................         718         (919)
     Increase in accounts payable, accrued liabilities
      deferred rent and other ..............................................         537        1,172
     (Decrease) increase in customer deposits, advances and other credits...        (324)         349
                                                                                --------     --------
Net cash used in operating activities ......................................      (2,872)        (892)
                                                                                --------     --------

Cash flows from investing activities:
   Additions to property, plant and equipment ..............................        (111)        (307)
   Gross proceeds from sale of Illinois property ...........................          --          855
   Additions to capitalized software .......................................        (283)        (248)
                                                                                --------     --------
Net cash (used in) provided by investing activities ........................        (394)         300
                                                                                --------     --------

Cash flows from financing activities:
   Borrowings under revolving credit agreement .............................      10,157        9,694
   Repayments under revolving credit agreement .............................     (10,060)      (8,155)
   Repayment of long-term debt and capital lease obligations ...............         (55)         (53)
   Repayment of mortgage payable ...........................................          --         (502)
   Gross proceeds from issuance of preferred stock .........................          --        3,000
   Expenses for issuance of preferred stock ................................          --         (252)
   Proceeds from exercise of employee stock options
   and issuances of common stock ...........................................         170          146
                                                                                --------     --------
Net cash provided by financing activities ..................................         212        3,878
                                                                                --------     --------
Net (decrease) increase in cash and cash equivalents .......................      (3,054)       3,286

Cash and cash equivalents at beginning of period ...........................       4,393        1,514
                                                                                --------     --------

Cash and cash equivalents at end of period .................................    $  1,339     $  4,800
                                                                                ========     ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ................................................................    $    112     $    185
                                                                                ========     ========

                 See notes to consolidated financial statements.

                                   ECCS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Information for June 30, 1997 and
                          June 30, 1996 is unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         The information presented for June 30, 1997 and June 30, 1996 and for the three and six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1997, the results of its operations for the three and six-month periods ended June 30, 1997 and June 30, 1996 and its cash flows for the six-month periods ended June 30, 1997 and June 30, 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K/A.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances have been eliminated.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Organization and Business

         ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements. ECCS' flagship product, Synchronix, which the Company began selling in 1996, is a full feature RAID (redundant array of independent disks) product family designed for use in NT and UNIX clustered environments, including Tandem's ServerNet. The Company's products are compatible with most Open System computing platforms and enable customers to store, protect and access data and to centralize data management functions across an organization's disparate computer environments.

                                   ECCS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Information for June 30, 1997 and
                          June 30, 1996 is unaudited)


         (b) Cash and Cash Equivalents

         The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

         (c) Inventories

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         Inventories consist of the following (in thousands):

                                                          June 30,      December 31,
                                                            1997           1996
                                                           ------         ------
                                                        (unaudited)
Purchased parts ..................................         $2,654         $2,181
Finished goods ...................................          3,846          3,280
                                                           ------         ------
                                                            6,500          5,461
   Less: inventory valuation reserve .............            898            781
                                                           ------         ------
                                                           $5,602         $4,680
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

                                   ECCS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Information for June 30, 1997 and
                          June 30, 1996 is unaudited)


         (e) Software Development Costs

         The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards Board ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $281,000 and $255,000 for the periods ending June 30, 1997 and June 30, 1996, respectively. At June 30, 1997 and December 31, 1996, the Company had capitalized $2,296,000 and $2,013,000 of software development costs, respectively, of which $1,480,000 and $1,199,000 had been amortized, respectively.

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

         (g) Revenue Recognition

         In general, revenue is recognized upon shipment of the product or system or as services are provided. Periodically, revenue is recognized on product which is being held at the customer's request. Revenue is only recognized on such product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining. Revenues related to maintenance contracts are recognized over the respective terms of the maintenance contracts. Revenue for certain major product enhancements and major new product offerings, for which the Company believes that significant product development risks may exist which can realistically only be addressed during live beta testing at end-user sites, is not recognized until successful completion of such end-user beta testing.

         (h) Warranty

         Estimated future warranty obligations related to ECCS products are provided by charges to operations in the period the related revenue is recognized.

                                   ECCS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Information for June 30, 1997 and
                          June 30, 1996 is unaudited)


         (i) Research and Development Costs

         Research and development costs are expensed as incurred, except for software development costs which are accounted for as noted above.

         (j) Income Taxes

         Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes."

         (k) Stock Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         (l) Per Share Information

         Primary net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock. To the extent common share equivalents are anti-dilutive, they are not included in the calculation. The fully diluted net income per share computation reflects the dilutive effect of the common share equivalents and the assumed conversion of the Convertible Preferred Stock.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact upon adoption is expected to result in an increase in primary earnings per share for the six months and second quarter ended June 30, 1997 of $.02 and $.01, respectively, and is expected to have no impact for the six months and quarter ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for all periods presented is not expected to be material.

                                   ECCS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Information for June 30, 1997 and
                          June 30, 1996 is unaudited)

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

         Dividends with respect to the Company's issued and outstanding Series B Preferred Stock are calculated based on $0.02 per share per quarter and accumulate if not declared and paid. As of June 30, 1997, an aggregate of approximately $279,000 of the Series B Preferred Stock dividends had accumulated and have not been declared or paid. In addition, interest of 6% per annum accrues on any unpaid dividends.

         Dividends with respect to the Company's issued and outstanding Series C Preferred Stock are calculated based on $0.09 per share per quarter and accumulate if not declared and paid. As of June 30, 1997, an aggregate of approximately $202,000 of the Series C Preferred Stock dividends had accumulated and had not been declared or paid. In addition, interest of 6% per annum accrues on any unpaid dividends.

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

                                   ECCS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Information for June 30, 1997 and
                          June 30, 1996 is unaudited)


NOTE 5 -- RELATED PARTY TRANSACTION

         On June 6, 1997, the Company entered into a loan transaction with its President and Chief Executive Officer (the "Borrower") pursuant to a $250,000 promissory note in favor of the Company. Interest on the outstanding principal balance of such promissory note is payable monthly at the prime lending rate. The promissory note is payable over a five-year period beginning on May 31, 1999. In connection with such promissory note, the Borrower granted the Company a security interest in the Borrower's interests in the Company's 1997 Executive Compensation Plan and any and all future executive compensation bonuses or similar compensation to be received by the Borrower. The Borrower also pledged to the Company all of his right, title and interest to 25,000 restricted shares of the Company's Common Stock and options to purchase 131,000 shares of the Company's Common Stock as security for the promissory note.

NOTE 6 -- SUBSEQUENT EVENTS

         On July 9, 1997, the Company entered into a full recourse factoring facility with NationsBanc Commercial Corporation ("NCC") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined in the agreement). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company.

         Until July 30, 1997, the Company had a financing facility with Fidelity Funding of California, Inc. ("Fidelity"). In connection with the termination of such financing facility, the Company paid Fidelity termination fees of $100,000.

         On June 26, 1997, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for the sale of up to 3,450,000 shares of Common Stock, of which up to 1,500,000 shares may be sold by certain selling shareholders. If such offering is consummated under terms presently anticipated, all shares of Series B Preferred Stock and Series
C Preferred Stock outstanding as of the closing date of such offering will be automatically converted into shares of Common Stock in accordance with the terms of such series.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

         ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements.

         From its founding until 1994, the Company's principal business was the value added resale of NCR products. Sales to AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. In 1995, the Company's sales of its proprietary products exceeded its sales as a value added reseller ("VAR") due to both increasing sales of its own products and decreasing sales as a VAR. Beginning in 1996, a substantial portion of the Company's revenues has been generated from sales of its own products.

         The Company's revenues are generated from three primary sources: (i) revenues derived from sales of mass storage enhancement products, which include sales of all ECCS mass storage enhancement products, including the Synchronix family of products, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; (ii) revenues generated by the Company as a VAR which include the Company's sales to AT&T business units for non-storage related products; and (iii) revenues derived from services and other revenue which include Professional Services and maintenance contracts. The Company believes that revenues derived from maintenance contracts and value added resales will decrease as more resources are deployed for the development and marketing of proprietary products.

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1997 and 1996

         Net Sales

         Net sales increased by approximately $1,370,000 or 18%, in the three months ended June 30, 1997, as compared to net sales in the three months ended June 30, 1996. Sales of the

Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 96% and 79% of net sales in the quarters ended June 30, 1997 and 1996, respectively. Sales by the Company in its capacity as a VAR accounted for 1% and 11% of net sales in the quarters ended June 30, 1997 and 1996, respectively. Services and other revenues accounted for 3% and 10% of net sales in the quarters ended June 30, 1997 and 1996, respectively. The increase in the 1997 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems, including sales to Federal customers, as well as sales through relationships with OEMs, and direct sales to Tandem Computers Incorporated ("Tandem"), offset, in part, by a decrease in value added resales.

         Sales to the U.S. Air Force through a Federal integrator accounted for approximately 60% of net sales in the quarter ended June 30, 1997. The Company expects that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 to 18 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

         Sales to alternate channel partners accounted for approximately 23% of net sales in the quarter ended June 30, 1997. Sales to the Company's primary alternate channel partner, Unisys Corporation ("Unisys"), accounted for 5% of the Company's net sales in the quarter ended June 30, 1997.

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

         Sales to Tandem accounted for 11% of the Company's net sales in the quarter ended June 30, 1997. There can be no assurance that Tandem will continue to purchase from the Company at second quarter levels, if at all.

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

         Gross Profit

         The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products and systems. The Company's gross profit increased slightly by approximately $60,000 in the three months ended June 30, 1997 to approximately $2,590,000, from $2,530,000 in the three months ended June 30, 1996. The slight increase in the 1997 period resulted from increased sales volume, offset by lower margins resulting from the higher level of third party component products sold during the second quarter of 1997. The Company's gross margin decreased to 28.5% in the three months ended June 30, 1997, as compared to 32.7% in the corresponding period of the prior year. Such decrease in gross margin is due primarily to the numerous orders sold to the U.S. Air Force through a Federal integrator during the second quarter of 1997 which consisted primarily of third party component products integrated with the Company's proprietary mass storage enhancement products. Such third party component products generally have lower gross margins than those realized by the Company on the sales of its own products.


         Operating Expenses

         Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related employee benefits, payroll taxes and other administrative and overhead costs. Selling, general and administrative expenses decreased as a percentage of net sales representing 21% and 28% for the three months ended June 30, 1997 and 1996, respectively. Such decrease was due primarily to the higher sales levels in 1997 coupled with a decrease in such expenditures in absolute dollars. Selling, general and administrative expenses decreased by $266,000 to $1,864,000 in the three months ended June 30, 1997 from $2,130,000 in the three months ended June 30, 1996. Such decrease was due principally to certain one-time expenses incurred in 1996 from the Company's on-going restructuring, including accrued bonuses, recruiting and relocation expenses and legal and audit fees. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 60% and 61% of such expenses in the three months ended June 30, 1997 and June 30, 1996, respectively.

         Research and development expenses consist primarily of the costs associated with research and development personnel. These expenses decreased in the three months ended June 30, 1997 by $83,000 or 21% from $402,000 in the corresponding 1996 period. This decrease is due primarily to the Company's completion in the first quarter of 1997 of the development work for Synchronection. The Company incurred research and development expenditures for Synchronection throughout 1996. Such expenditures for the second quarter of 1997 (combined with the amount capitalized during the second quarter of 1997 in accordance with SFAS No. 86) represented approximately 5% of the Company's net sales.

         Interest Expense

         Interest expense for the three months ended June 30, 1997 decreased by $6,000 as compared to the three months ended June 30, 1996, due principally to a reduction in fees charged by the Company's primary lender.

         Six Months Ended June 30, 1997 and 1996

         Net Sales

         Net sales increased by approximately $5,002,000 or 39%, in the six months ended June 30, 1997, as compared to net sales in the six months ended June 30, 1996. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 94% and 75% of net sales in the six month period ended June 30, 1997 and 1996, respectively. Sales by the Company in its capacity as a VAR accounted for 1% and 12% of net sales in the six months ended June 30, 1997 and 1996, respectively. Services and other revenues accounted for 5% and 13% of net sales in the six months ended June 30, 1997 and 1996, respectively. The increase in the 1997 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems, including sales to Federal customers, as well as sales through relationships with OEMs, and direct sales to Tandem, offset, in part, by a decrease in value added resales.

         Sales to the U.S. Air Force through a Federal integrator accounted for approximately 51% and 37% of net sales in the six months ended June 30, 1997 and 1996, respectively. The Company expects that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 to 18 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

         Sales to alternate channel partners accounted for approximately 26% and 18% of net sales in the six months ended June 30, 1997 and 1996, respectively. Sales to the Company's primary alternate channel partner, Unisys, accounted for 12% of the Company's net sales in the six months ended June 30, 1997.

         During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for 11% of the Company's net sales in the six months ended June 30, 1997.

         Gross Profit

         The Company's gross profit increased by approximately $885,000 in the six months ended June 30, 1997 to approximately $4,992,000, from $4,107,000 in the six months ended June 30, 1996. The increase in the 1997 period resulted from increased sales volume. The Company's gross margin decreased to 28% in the six months ended June 30, 1997, as compared to 32% in the corresponding period of the prior year. The decrease in gross margin is due primarily to the numerous orders sold to the U. S. Air Force through a Federal integrator during the first six months of 1997, a large proportion of which consists of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower gross margins than the Company's proprietary products.

         Operating Expenses

         Selling, general and administrative expenses decreased by $166,000 to $3,486,000 in the six months ended June 30, 1997 from $3,652,000 in the six months ended June 30, 1996. Selling, general and administrative expenses decreased as a percentage of net sales representing 20% and 28% for the six months ended June 30, 1997 and 1996, respectively. These decreases were primarily due to certain one-time expenses incurred in 1996 from the Company's on-going restructuring, including accrued bonuses, recruiting and relocation expenses, and legal and audit fees. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 62% and 61% of such expenses in the six months ended June 30, 1997 and June 30, 1996, respectively.

         Research and development expenses increased slightly in the first six months of 1997 by $23,000 or 3% from $673,000 in the first six months of 1996. This slight increase is due primarily to the Company's continued investment in and enhancements to the Company's current mass storage enhancement products. Such expenses for the six months ended June 30, 1997 and 1996 (combined with the amount capitalized during the respective periods in accordance with SFAS No. 86) represented approximately 6% and 7%, respectively, of the Company's net sales. Research and development projects for which the Company expects to devote resources in the near future relate to a next generation of the Synchronix family of products, new interface connectivities, customized OEM products and the development of a ServerNet product with Tandem.

         Interest Expense

         Interest expense for the six months ended June 30, 1997 decreased by $45,000 as compared to the six months ended June 30, 1996, due principally to a reduction in fees charged by the Company's primary lender.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private sales of equity securities. The Company also remains dependent on its ability to finance accounts receivable and certain inventory.

         Net cash used in operations was $2,872,000 for the six months ended June 30, 1997 and $892,000 for the six months ended June 30, 1996. Such use of cash resulted primarily from a substantial reduction in the borrowings against the accounts receivable line of credit. Net cash used in investing activities was $394,000 for the six months ended June 30, 1997, while net cash provided by investing activities was $300,000 for the six months ended June 30, 1996. Such change resulted primarily from the Company's sale of real estate in Romeoville, Illinois in March 1996. Net cash provided by financing activities was $212,000 for the six months ended June 30, 1997 and $3,878,000 for the six months ended June 30, 1996. The decrease in net cash provided by financing activities resulted primarily from the issuance of 500,000 shares of Series C Preferred Stock in May 1996.

         The Company used $111,000 and $229,000 for the acquisition of equipment by direct purchase during such respective periods. For the six months ended June 30, 1997 and 1996, the Company acquired equipment under capital leases of $0 and $78,000, respectively, and made payments under capital leases of $59,000 and $46,000, respectively. Capital expenditures for 1997 are expected to be approximately $845,000, although such amounts are not subject to formal commitments. There are no other material commitments for capital expenditures currently outstanding. Net borrowings under the Company's accounts receivable financing facility provided funds of $97,000 for the six months ended June 30, 1997 and $1,539,000 for the six months ended June 30, 1996.

         The Company's working capital was $5.1 million and $4.3 million at June 30, 1997 and December 31, 1996, respectively.

         Until July 30, 1997, the Company had a financing facility with Fidelity Funding of California, Inc. ("Fidelity") which provided for maximum eligible (as defined) accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. In addition, the agreement required a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The obligations under such agreement were collateralized by substantially all of the assets of the Company. The agreement did not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. As of June 30, 1997, the Company owed approximately $1.9 million under this financing facility. Such financing facility was terminated in July, 1997 in connection with the consummation of the Company's new financing facility with NCC and all outstanding amounts have been repaid. In connection with the termination of such financing facility, the Company paid Fidelity termination fees of $100,000 in July 1997.

         On July 9, 1997, the Company entered into a full recourse factoring facility with NCC which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company.

         On May 17, 1996, the Company's direct pay line of credit with AT&T Commercial Finance Corporation ("AT&T-CFC") was terminated and its general line of credit with AT&T-CFC was increased to $2 million. The agreement with AT&T-CFC contains covenants relating to net worth, total assets to debt and total inventory to debt. Such general line of credit has been extended to March 31, 1998. The Company uses this line of credit to augment its purchasing ability with various vendors. The Company relied on this line of credit for 16% of its inventory acquisitions in the first six months of 1997, the majority of which were purchases from Bell Microproducts and Tech Data Corporation. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $1.7 million. As of June 30, 1997, the Company owed approximately $782,000 under this credit line, and available credit under such line towards future inventory purchases was approximately $1,218,000.

         AT&T-CFC and NCC have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

         The Company's agreement with NCC restricts the Company's ability to pay certain dividends (not including dividends payable to the Convertible Preferred Shareholders upon the consummation of certain public offerings) without NCC's prior written consent. The Company's agreement with AT&T-CFC prohibits the payment of any dividends. AT&T-CFC has waived such prohibition in connection with the dividend payments to be made to the Convertible Preferred Shareholders.

         On June 6, 1997, the Company loaned its President and Chief Executive Officer an aggregate amount of $250,000 on a secured basis. For a detailed description of the terms of such loan, see Note 5 to Notes to Consolidated Financial Statements contained in Item 1. Financial Statements.

         On June 30, 1997, the Company's cash balance was approximately $1.3 million.

         The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, together with the proceeds from its proposed offering of Common Stock anticipated to be consummated in September 1997, will be adequate to satisfy its current and planned operations for at least the next 12 months. There can be no assurance, however, that such offering will be consummated in this time frame, if at all. If such offering is not consummated, the Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations will be adequate to fund the Company's operations for at least the next 12 months.

         The Company's operating results generally decline during the third quarter, and the Company expects that they will continue to do so. Due to the relatively fixed nature of certain of the Company's costs, a decline in net sales in any fiscal quarter typically results in lower profitability in that quarter. The expected decline during the third quarter in the Company's net sales is due primarily to reduced orders by the federal government during its fourth quarter, which ends on September 30th. The Company does not expect such spending patterns to be altered in the future.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 23, 1993, the Company was served with a complaint in which a terminated employee of the Company, alleged that the Company and its former President and Chief Executive Officer, fraudulently induced such employee to join the Company; negligently misrepresented the Company, its products and markets and the position offered to such former employee; and breached a covenant of good faith and fair dealing. The action was brought in Superior Court of New Jersey, Monmouth County, Law Division. In the second quarter of 1997, such action was settled for an immaterial amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on June 26, 1997.

         There were present at the meeting in person or by proxy: (i) Common Stockholders holding an aggregate of 4,325,770 shares of Common Stock; (ii) Series B Stockholders holding 1,400,000 shares of Series B Stock; and (iii) Series C Stockholders holding 332,507 shares of Series C Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

Common Stock Nominees                     For                  Withheld
---------------------                     ---                  --------
Michael E. Faherty                 4,322,370 Shares          3,400 Shares

Gregg M. Azcuy                     4,322,870 Shares          2,900 Shares

Gale R. Aguilar                    4,322,870 Shares          2,900 Shares

James K. Dutton                    4,322,870 Shares          2,900 Shares

Donald E. Fowler                   4,322,870 Shares          2,900 Shares

Frank R. Triolo                    4,322,870 Shares          2,900 Shares

Preferred Stock Nominee                   For                  Withheld
-----------------------                   ---                  --------
Thomas I. Unterberg

     Series B Preferred Stock      1,400,000 Shares           -0- Shares
     Series C Preferred Stock        332,507 Shares           -0- Shares


          In addition, a vote of the Common stockholders was taken at the meeting on the proposal to ratify the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. Of the shares present at the meeting in person or by proxy, 4,315,420 shares of Common Stock were voted in favor of such proposal,

3,000 shares of Common Stock were voted against such proposal and 7,350 shares of Common Stock abstained from voting.

ITEM 5. OTHER INFORMATION.

         On July 9, 1997, the Company entered into a full recourse factoring facility with NCC which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined in the agreement). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company.

         Until July 30, 1997, the Company had a financing facility with Fidelity. In connection with the termination of such financing facility, the Company paid Fidelity termination fees of $100,000.

          AT&T - CFC and NCC have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

          On June 26, 1997, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for the sale of up to 3,450,000 shares of Common Stock, of which up to 1,500,000 are to be sold by certain selling shareholders. If such offering is consummated under terms presently anticipated, all shares of Series B Preferred Stock and Series C Preferred Stock outstanding as of the closing date of such offering will be automatically converted into shares of Common Stock in accordance with the terms of such series. Accrued dividends will be payable with respect to such Preferred Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

                  10.1 Factoring Agreement, dated July 9, 1997,
                       entered into between ECCS, Inc. and
                       NationsBanc Commercial Corporation.

                  11   Calculation of Earnings per Share.

                  27   Financial Data Schedule.

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ECCS, Inc.



DATE: August 6, 1997               By: /s/ Gregg M. Azcuy
                                       -------------------------------
                                       Gregg M. Azcuy, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)




DATE: August 6, 1997               By: /s/ Louis J. Altieri
                                       -------------------------------
                                       Louis J. Altieri, Vice President,
                                       Finance and Administration (Principal
                                       Financial and Accounting Officer)

                                EXHIBIT INDEX

                10.1 Factoring Agreement, dated July 9, 1997,
                     entered into between ECCS, Inc. and
                     NationsBanc Commercial Corporation.

                11   Calculation of Earnings per Share.

                27   Financial Data Schedule.