Form 10-Q
period 1997-09-30
ECCS INC
filed 1997-11-03
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                           Commission File No. 0-21600

                                   ECCS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New Jersey                                       22-2288911
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                               07724
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (732) 747-6995
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes:  X                               No:
                 -----                                -----

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1997:

          Class                                           Number of Shares
          -----                                           ----------------
Common Stock, $.01 par value                                 10,896,491

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                       Page
                                                                       ----
PART I. FINANCIAL INFORMATION............................................1
-----------------------------

   Item 1.  Financial Statements.........................................1

      Consolidated Balance Sheets as of September 30, 1997 (unaudited)
      and December  31, 1996 (audited)...................................2

      Consolidated Statements of Operations for the
      three months ended September 30, 1997 and
      September  30, 1996 and for the nine months
      ended  September 30, 1997 and
      September 30, 1996 (unaudited).....................................3

      Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1997 and
      September 30, 1996 (unaudited).....................................4

      Notes to Consolidated Financial Statements (unaudited).............5

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations............11

      Overview .........................................................11

      Results of Operations.............................................12

      Liquidity and Capital Resources...................................16

PART II. OTHER INFORMATION..............................................19
--------------------------

   Item 5.  Other Information...........................................19

   Item 6.  Exhibits and Reports on Form 8-K............................20

SIGNATURES .............................................................21
----------

                        PART I. FINANCIAL INFORMATION


                        Item 1. Financial Statements.

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  September 30,     December 31,
                                                      1997              1996
                                                  -------------     ------------
                                                   (unaudited)
Assets
Current Assets:
  Cash and cash equivalents........................... $ 11,397       $  4,393
  Accounts receivable, less allowance for doubtful
   accounts of $243 and $184 at September 30, 1997
   and December 31, 1996, respectively................    4,815          3,162
  Inventories.........................................    3,804          4,680
  Prepaid expenses and other receivables..............      350            257
                                                        -------       --------
                                                         20,366         12,492
Property, plant and equipment (net)...................    1,041          1,190
Capitalized software (net)............................      772            814
Other assets..........................................      340             56
                                                        -------       --------
                                                        $22,519       $ 14,552
                                                        =======       ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Loans payable....................................... $     --       $  1,762
  Payable to AT&T Commercial..........................       69             64
  Current portion of capital lease obligations........       22             91
  Accounts payable....................................    2,707          4,061
  Accrued expenses and other..........................    1,138            986
  Warranty............................................      552            414
  Customer deposits, advances and other credits.......      458            834
                                                        -------       --------
                                                          4,946          8,212
Capital lease obligations, net of current portion.....       --              8
Deferred rent.........................................      147            155
                                                        -------       --------
                                                          5,093          8,375
                                                        -------       --------
Shareholders' Equity:
  Preferred stock, $.01 par value per share,
   authorized, 3,000,000 shares;
      Series B cumulative  convertible  preferred
      stock, issued and outstanding, none at
      September 30, 1997 and 1,600,000 shares at
      December 31, 1996...............................       --             16
      Series C cumulative convertible preferred
      stock, issued and outstanding, none at
      September 30, 1997 and 500,000 shares at               --              5
      December 31, 1996...............................
  Common stock, $.01 par value per share, authorized,
   20,000,000 shares; issued and outstanding,
   10,896,491 shares and 4,432,216 shares at                109             44
   September 30, 1997 and December 31, 1996,
   respectively.......................................
  Capital in excess of par value - preferred..........       --          4,522
  Capital in excess of par value - common ............   25,600         10,254
  Retained earnings (deficit).........................   (8,283)        (8,664)
                                                        -------       --------
                                                         17,426          6,177
                                                        -------       --------
     Total Liabilities and Shareholders' Equity         $22,519       $ 14,552
                                                        =======       ========

                See notes to consolidated financial statements.


                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                           For the Three Months    For the Nine Months
                                           Ended September 30,     Ended September 30,
                                           -------------------     -------------------
                                              1997        1996        1997       1996
                                           --------    --------    --------    --------

Net sales ..............................   $  8,669    $  5,230    $ 26,509    $ 18,068

Cost of sales ..........................      6,210       3,455      19,058      12,186
                                           --------    --------    --------    --------

  Gross profit .........................      2,459       1,775       7,451       5,882

Operating expenses:
  Selling, general & administrative ....      1,601       1,527       5,087       5,179
  Research & development ...............        478         338       1,174       1,011
                                           --------    --------    --------    --------

Operating income (loss) ................        380         (90)      1,190        (308)

  Net interest expense .................         58          65         170         222
                                           --------    --------    --------    --------

Income (loss) before extraordinary item         322        (155)      1,020        (530)

  Extraordinary item (note 7) ..........        120        --           120        --
                                           --------    --------    --------    --------

Net income (loss) ......................   $    202    $   (155)   $    900    $   (530)
                                           --------    --------    --------    --------

  Preferred dividends ..................         38          77         192         163
                                           --------    --------    --------    --------

Net income (loss) applicable to
common shares ..........................   $    164    $   (232)   $    708    $   (693)
                                           ========    ========    ========    ========

Primary income per common share
before extraordinary item ..............   $   0.04    $   --      $   0.14    $   --
                                           ========    ========    ========    ========

Primary net income (loss) per
common share ...........................   $   0.02    $  (0.05)   $   0.12    $  (0.16)
                                           ========    ========    ========    ========

Fully diluted income per common
share before extraordinary item ........   $   0.03    $   --      $   0.11    $   --
                                           ========    ========    ========    ========

Fully diluted net income per common
share ..................................   $   0.02    $   --      $   0.10    $   --
                                           ========    ========    ========    ========

Primary weighted average number of
common and common equivalent shares ....      7,798       4,385       6,096       4,328
                                           ========    ========    ========    ========

Fully diluted weighted average number of
common and common equivalent shares ....     10,327        --         9,646        --
                                           ========    ========    ========    ========


                 See notes to consolidated financial statements.


                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   1997          1996
                                                               -----------     ---------
Cash flows from operating activities:
  Net income (loss) ..........................................    $    900     $   (530)
  Adjustments  to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization .............................         897          900
   Gain on sale of Illinois property .........................        --            (83)
   (Increase) decrease in accounts receivable ................      (1,653)           7
   Decrease in inventories ...................................         876        2,440
   Increase in prepaid  expenses,  other  receivables and
    other assets..............................................        (377)         (41)
   Increase (decrease) in payable to AT&T Commercial .........           5       (1,192)
   Decrease in  accounts  payable,  accrued  liabilities,
    deferred rent and other ..................................      (1,072)        (127)
   Decrease  in  customer  deposits,  advances  and other
    credits...................................................        (376)        (124)
                                                                  --------     --------
Net cash (used in) provided by operating activities ..........        (800)       1,250
                                                                  --------     --------

Cash flows from investing activities:
  Additions to property, plant and equipment .................        (311)        (478)
  Gross proceeds from sale of Illinois Property ..............        --            855
  Additions to capitalized software ..........................        (395)        (335)
                                                                  --------     --------
Net cash (used in) provided by investing activities ..........        (706)          42
                                                                  --------     --------

Cash flows from financing activities:
  Borrowings under revolving credit agreement ................      17,812       13,103
  Repayments under revolving credit agreement ................     (19,574)     (13,654)
  Net repayment of capital lease obligations .................         (77)        --
  Repayment of mortgage payable ..............................        --           (502)
  Gross proceeds from issuance of preferred stock ............        --          3,000
  Expenses for issuance of preferred stock ...................        --           (251)
  Proceeds  from  exercise of employee  stock options and
    issuance of common stock .................................         185          190
  Gross proceeds from sales of common stock ..................      11,831         --
  Underwriting  discounts,  commissions  and expenses for
    sales of common stock ....................................      (1,148)        --
  Dividends  paid on  Series B and  Series C  Convertible
    Preferred Stock ..........................................        (519)        --
                                                                  --------     --------
Net cash provided by financing activities ....................       8,510        1,886
                                                                  --------     --------
Net increase in cash and cash equivalents ....................       7,004        3,178
Cash and cash equivalents at beginning of period .............       4,393        1,514
                                                                  --------     --------
Cash and cash equivalents at end of period ...................    $ 11,397     $  4,692
                                                                  ========     ========
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
   Interest ..................................................    $    170     $    289
                                                                  ========     ========


                     See notes to consolidated financial statements.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1997 and September 30, 1996 is unaudited)


Note 1 -- Basis of Presentation:
--------------------------------

     The information presented for September 30, 1997 and September 30, 1996 and for the three and nine-month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1997, the results of its operations for the three and nine-month periods ended September 30, 1997 and September 30, 1996 and its cash flows for the nine-month periods ended September 30, 1997 and September 30, 1996. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission.

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  significant   intercompany   balances  have  been
eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


Note 2 -- Summary of Significant Accounting Policies
----------------------------------------------------

      (a)  Organization and Business

     ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements. ECCS' flagship product, Synchronix, which the Company began selling in 1996, is a full feature RAID (redundant array of independent disks) product family designed for use in NT and UNIX clustered environments. The Company's products are compatible with most Open System computing platforms and enable customers to store, protect and access data and to centralize data management functions across an organization's disparate computer environments.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1997 and September 30, 1996 is unaudited)


       (b)  Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

      (c)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following (in thousands):

                                                    September 30,   December 31,
                                                       1997             1996
                                                     ------------   -----------
                                                    (unaudited)

Purchased parts ..................................     $2,451           $2,181
Finished goods ...................................      2,100            3,280
                                                       ------           ------
                                                        4,551            5,461
  Less: inventory valuation reserve ..............        747              781
                                                       ------           ------
                                                       $3,804           $4,680
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

      (e)  Software Development Costs

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $437,000 and $372,000 for the nine month periods ended September 30, 1997 and September 30, 1996, respectively. At September 30, 1997 and December 31, 1996, the Company had capitalized $2,408,000 and $2,013,000 of software

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1997 and September 30, 1996 is unaudited)


development costs, respectively, of which $1,636,000 and $1,199,000 had been amortized, respectively.

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

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1997 and September 30, 1996 is unaudited)


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

      (l)  Per Share Information

     Primary net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from outstanding options and warrants to purchase common stock. To the extent common share equivalents are anti-dilutive, they are not included in the calculation. The fully diluted net income per share computation reflects the dilutive effect of the common share equivalents.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact upon adoption is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 of $0.02 and is expected to have no impact for the nine months ended September 30, 1996 and the quarters ended September 30, 1997 and 1996, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for all periods presented is not expected to be material.


Note 3 -- Litigation
--------------------

     There are no individual material litigation matters pending to which the Company is a party or to which any of its property is subject.


Note 4 -- Public Offering of Common Stock
-----------------------------------------

     On August 25, 1997, the Company consummated a follow-on public offering (the "Offering") of 2,500,000 shares of its common stock at a price to the public of $4.50 per share,

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1997 and September 30, 1996 is unaudited)


of which 2,254,018 shares were issued and sold by the Company and 245,982 shares were sold by certain selling shareholders. On September 15, 1997 and as part of the Offering, an additional 375,000 shares were issued and sold by the Company at a price to the public of $4.50 per share to cover over-allotments. The Company received $4.19 per share, before offering expenses, resulting in net proceeds, after underwriting discounts and commissions and other expenses, of approximately $10,683,000. The Company did not receive any proceeds from the sale of shares by the selling shareholders.


Note 5 -- Conversion of Preferred Stock and Related Dividend Payments
---------------------------------------------------------------------

     On August 25, 1997, upon the closing of the Offering, all 1,600,000 shares of 6% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock") were automatically converted into 1,770,590 shares of the Company's common stock, and all 500,000 shares of Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") were automatically converted into 2,000,000 shares of the Company's common stock.

     Prior to the closing of the Offering, dividends on the Series B Preferred Stock accumulated at the rate of $0.02 per share per quarter. In addition, interest of 6% per annum accrued on any unpaid dividends. On August 21, 1997, the Company's Board of Directors (the "Board of Directors") declared a cash dividend representing cumulative unpaid dividends and interest on the Series B Preferred Stock for the period from May 19, 1995 through and including August 25, 1997.

     In addition, prior to the closing of the Offering, dividends on the Series C Preferred Stock accumulated at the rate of $0.09 per share per quarter. Interest of 6% per annum also accrued on any unpaid dividends. On August 21, 1997, the Board of Directors declared a cash dividend representing cumulative unpaid dividends and interest on the Series C Preferred Stock for the period from May 17, 1996 through and including August 25, 1997.

     The Company used a portion of the net proceeds from the Offering to pay approximately $317,000 and $242,000 to the holders of the Series B Preferred Stock and the Series C Preferred Stock, respectively. Such payments represented both of the cash dividends, including accrued interest thereon, declared by the Board of Directors on August 21, 1997. All other rights with respect to the Series B Preferred Stock and the Series C Preferred Stock (collectively, the "Convertible Preferred Stock") ceased upon the closing of the Offering.


Note 6 -- Related Party Transaction
-----------------------------------

     On June 6, 1997, the Company entered into a loan transaction with its President and Chief Executive Officer (the "Borrower") pursuant to a $250,000 promissory note in favor of the

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 1997 and September 30, 1996 is unaudited)


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


Note 7 -- New Credit Facility
-----------------------------

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

     Until July 30, 1997, the Company had a financing facility with Fidelity Funding of California, Inc. ("Fidelity"). In connection with the termination of such financing facility, the Company incurred a one-time extraordinary charge of $120,000.

     AT&T Commercial Finance Corporation  ("AT&T-CFC") and NCC have entered into
an  intercreditor   subordination  agreement  with  respect  to  their  relative interests in substantially all of the Company's assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview
--------

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

Results of Operations
---------------------

      Three Months Ended September 30, 1997 and 1996
      ----------------------------------------------

      Net Sales
      ---------

     Net sales increased by approximately $3,439,000 or 66%, in the three months ended September 30, 1997, as compared to net sales in the three months ended September 30, 1996. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 93% and 83% of net sales in the quarters ended September 30, 1997 and 1996, respectively. Sales by the Company in its capacity as a VAR accounted for 1% and 3% of net sales in the quarters ended September 30, 1997 and 1996, respectively. Services and other revenues accounted for 6% and 14% of net sales in the quarters ended September 30, 1997 and 1996, respectively. The increase in the 1997 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems, including sales to Federal customers, as well as sales through relationships with OEMs, offset, in part, by a decrease in value added resales.

     Sales to the U.S. Air Force through a Federal integrator accounted for approximately 41% of net sales in the quarter ended September 30, 1997. The Company expects that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners accounted for approximately 38% of net sales in the quarter ended September 30, 1997. Sales to the Company's primary alternate channel partner, Unisys Corporation ("Unisys"), accounted for approximately 21% of the Company's net sales in the quarter ended September 30, 1997.

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

     Sales to Tandem accounted for approximately 10% of the Company's net sales in the quarter ended September 30, 1997. There can be no assurance that Tandem will continue to purchase from the Company at third quarter levels, if at all.

     The Company continues efforts to establish potential OEM relationships for specialized and standard versions of its Synchronix product line, in addition to its relationships with Unisys and Tandem. There can be no assurance, however, that such additional relationships will be established, or if established, that they will decrease the Company's reliance on its OEM relationships with Unisys and Tandem.


      Gross Profit
      ------------

     The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products and systems. The Company's gross profit increased by approximately $684,000 in the three months ended September 30, 1997 to approximately $2,459,000, from $1,775,000 in the three months ended September 30, 1996. The increase in the 1997 period resulted from increased sales volume, offset by lower margins resulting from the higher level of third party component products sold during the third quarter of 1997. The Company's gross margin decreased to 28% in the three months ended September 30, 1997, as compared to 34% in the corresponding period of the prior year. Such decrease in gross margin is due primarily to the higher volume of sales to the U. S. Air Force through a Federal integrator during the third quarter of 1997 which consisted primarily of third party component products integrated with the Company's proprietary mass storage enhancement products. Such third party component products generally have lower gross margins than those realized by the Company on the sales of its own products.


      Operating Expenses
      ------------------

     Selling, general and administrative expenses consist primarily of salaries, commissions, bonuses and related employee benefits, payroll taxes and other administrative and overhead costs. Selling, general and administrative expenses decreased as a percentage of net sales representing 19% and 29% for the three months ended September 30, 1997 and 1996, respectively. Such decrease was due primarily to higher sales volume in the three months ended September 30, 1997. As the Company attempts to expand its sales activities, the Company anticipates that selling, general and administrative expenses as a percentage of net sales will increase. Selling, general and administrative expenses increased by $74,000 to $1,601,000 in the three months ended September 30, 1997 from $1,527,000 in the three months ended September 30, 1996. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 64% and 53% of such expenses in the three months ended September 30, 1997 and September 30, 1996, respectively.

     Research and development expenses consist primarily of the costs associated with research and development personnel. These expenses increased in the three months ended September 30, 1997 by $140,000 or 41% from $338,000 in the corresponding 1996 period. This increase is due primarily to the Company's continued product development initiative associated with the enhancements to the Company's proprietary mass storage products. Such expenses for the third quarter of 1997 represented approximately 6.8% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 5.5% of the Company's net sales.


      Net Interest Expense
      --------------------

     Net interest expense for the three months ended September 30, 1997 decreased slightly by $7,000 as compared to the three months ended September 30, 1996, due principally to a reduction in the borrowings against the Company's accounts receivable line of credit.


      Extraordinary Item
      ------------------

     The  extraordinary  item for the three  months  ended  September  30,  1997 consists primarily of a one-time charge incurred in connection with the termination of the Company's financing facility with its former lender.


      Nine Months Ended September 30, 1997 and 1996
      ---------------------------------------------

      Net Sales
      ---------

     Net sales increased by approximately $8,441,000 or 47%, in the nine months ended September 30, 1997, as compared to net sales in the nine months ended September 30, 1996. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 94% and 77% of net sales in the nine month period ended September 30, 1997 and 1996, respectively. Sales by the Company in its capacity as a VAR accounted for 1% and 10% of net sales in the nine months ended September 30, 1997 and 1996, respectively. Services and other revenues accounted for 5% and 13% of net sales in the nine months ended September 30, 1997 and 1996, respectively. The increase in the 1997 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems, including sales to Federal customers, as well as sales through relationships with OEMs, offset, in part, by a decrease in value added resales.

     Sales to the U.S. Air Force through a Federal integrator accounted for approximately 48% and 30% of net sales in the nine months ended September 30, 1997 and 1996, respectively. The Company expects that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners accounted for approximately 30% and 31% of net sales in the nine months ended September 30, 1997 and 1996, respectively. Sales to the Company's primary alternate channel partner, Unisys, accounted for approximately 13% of the Company's net sales in the nine months ended September 30, 1997.

     During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for approximately 10% of the Company's net sales in the nine months ended September 30, 1997.


      Gross Profit
      ------------

     The Company's gross profit increased by approximately $1,569,000 in the nine months ended September 30, 1997 to approximately $7,451,000, from $5,882,000 in the nine months ended September 30, 1996. The increase in the 1997 period resulted from increased sales volume. The Company's gross margin decreased to 28% in the nine months ended September 30, 1997, as compared to 33% in the corresponding period of the prior year. The decrease in gross margin is due primarily to the higher volume of sales to the U. S. Air Force through a Federal integrator during the first nine months of 1997, a large proportion of which consist of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower gross margins than the Company's proprietary products.


      Operating Expenses
      ------------------

     Selling, general and administrative expenses decreased slightly by $92,000 to $5,087,000 in the nine months ended September 30, 1997 from $5,179,000 in the nine months ended September 30, 1996. Selling, general and administrative expenses decreased as a percentage of net sales representing 19% and 29% for the nine months ended September 30, 1997 and 1996, respectively. This percentage decrease was primarily due to higher sales volume in the nine months ended September 30, 1997. As the Company attempts to expand its sales activities, the Company anticipates that selling, general and administrative expenses as a percentage of net sales will increase. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 62% and 60% of such expenses in the nine months ended September 30, 1997 and September 30, 1996, respectively.

     Research and development expenses increased in the first nine months of 1997 by $163,000 or 16% from $1,011,000 in the first nine months of 1996. This increase is due primarily to the Company's continued investment in and enhancements to the Company's current mass storage enhancement products. Such expenses for the nine months ended September 30, 1997 represented approximately 5.9% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 4.4% of the Company's net sales. Research and development projects for which the Company expects to devote resources in the near future relate to a next generation of the Synchronix family of products, new interface connectivities, customized OEM products and the development of a ServerNet product with Tandem.

      Net Interest Expense
      --------------------

     Net interest expense for the nine months ended September 30, 1997 decreased by $52,000 as compared to the nine months ended September 30, 1996, due principally to a reduction in the borrowings against the Company's accounts receivable line of credit.

      Extraordinary Item
      ------------------

     The  extraordinary  item for the  nine  months  ended  September  30,  1997 consists primarily of a one-time charge incurred in connection with the termination of the Company's financing facility with its former lender.


Liquidity and Capital Resources
-------------------------------

     Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing, through private sales of equity securities and net proceeds from the Offering.

     On August 25, 1997, the Company consummated the Offering of 2,500,000 shares of its common stock at a price to the public of $4.50 per share. Of such shares, 2,254,018 were issued and sold by the Company and an aggregate of 245,982 were sold by certain selling shareholders (the "Selling Shareholders"). On September 15, 1997 and as part of the Offering, an additional 375,000 shares were issued and sold by the Company at a price to the public of $4.50 per share to cover over-allotments. The Company received $4.19 per share, before offering expenses, resulting in net proceeds, after underwriting discounts and commissions and other expenses, of approximately $10,683,000. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders.

     Upon  the  closing  of the  Offering,  all of the  shares  of the  Series B
Preferred Stock and the Series C Preferred Stock were automatically converted into 3,770,590 shares of the Company's common stock. The Company used a portion of the net proceeds from the Offering to pay approximately $317,000 and $242,000 of cumulative dividends and interest on the Series B Preferred Stock and the Series C Preferred Stock, respectively. For further discussion of these dividend payments see Item 5. Other Information -- Conversion of Preferred Stock and Related Dividend Payments, contained in Part II. Other Information.

     Net cash used in operations was $800,000 for the nine months ended September 30, 1997, while net cash provided by operating activities was $1,250,000 for the nine months ended September 30, 1996. Such use of cash in 1997 resulted primarily from an increase in accounts receivable coupled with a decrease in accounts payable, offset, in part, by a decrease in inventory levels. Net cash provided by financing activities was $8,510,000 for the nine months ended September 30, 1997 and $1,886,000 for the nine months ended September 30, 1996. The increase in net cash provided by financing activities resulted primarily from cash generated by the Company's Offering.

     The Company used $311,000 and $478,000 for the acquisition of equipment by direct purchase during such respective periods. For the nine months ended September 30, 1997 and 1996, the Company acquired equipment under capital leases of $0 and $78,000, respectively, and made payments under capital leases of $77,000 and $104,000, respectively. Total capital expenditures for 1997 are expected to be approximately $845,000, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development, general corporate use and an investment in an enterprise wide resource planning software. There are no other material commitments for capital expenditures currently outstanding. Net repayments under the Company's accounts receivable financing facility used funds of $1,762,000 and $551,000 for the nine months ended September 30, 1997 and 1996, respectively.

     The Company's working capital was $15.4 million and $4.3 million at September 30, 1997 and December 31, 1996, respectively.

     Until July 30, 1997, the Company had a financing facility with Fidelity which provided for maximum eligible (as defined) accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. In addition, the agreement required a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The obligations under such agreement were collateralized by substantially all of the assets of the Company. The agreement did not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. Such financing facility was terminated in July, 1997 in connection with the consummation of the Company's new financing facility with NCC and all outstanding amounts have been repaid. In connection with the termination of such financing facility, the Company incurred a one-time extraordinary charge of $120,000.

     On July 9, 1997, the Company entered into a full recourse factoring facility with NCC which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of September 30, 1997 the Company had no balance outstanding under this full recourse factoring facility.

     On May 17, 1996, the Company's direct pay line of credit with AT&T-CFC was terminated and its general line of credit with AT&T-CFC was increased to $2 million. The agreement with AT&T-CFC contains covenants relating to net worth, total assets to debt and total inventory to debt. Such general line of credit has been extended to March 31, 1998. The Company uses this line of credit to augment its purchasing ability with various vendors. The Company relied on this line of credit for 12% of its inventory acquisitions in the first nine months of 1997, the majority of which were purchases from Bell Microproducts and Tech Data Corporation. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $1.7 million. As of September 30, 1997, the Company owed approximately $69,000 under this credit line, and available credit under such line towards future inventory purchases was approximately $1.9 million.

     AT&T-CFC and NCC have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

     The Company's agreement with NCC restricts the Company's ability to pay certain dividends (not including the dividends paid to the holders of the Convertible Preferred Stock) without NCC's prior written consent. The Company's agreement with AT&T-CFC prohibits the payment of dividends. AT&T-CFC waived such prohibition in connection with the dividend payments made to the holders of the Convertible Preferred Stock.

     On June 6, 1997, the Company loaned its President and Chief Executive Officer an aggregate amount of $250,000 on a secured basis.

     On September 30, 1997, the Company's cash balance was approximately $11.4 million.

     The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

     The Company's operating results are affected by seasonal factors, particularly the spending fluctuations of its largest customers including Unisys, Tandem and the Federal government. Due to the relatively fixed nature of certain of the Company's costs, a decline in net sales in any fiscal quarter typically results in lower profitability in that quarter. The Company does not expect such spending fluctuations to be altered in the future. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders of its customers will continue at their previous levels.

                              PART II. OTHER INFORMATION


Item 5.     Other Information.
-------     ------------------

      Public Offering of Common Stock
      -------------------------------

     On August 25, 1997, the Company consummated the Offering of 2,500,000 shares of its common stock at a price to the public of $4.50 per share, of which 2,254,018 were issued and sold by the Company and an aggregate of 245,982 were sold by the Selling Shareholders. On September 15, 1997 and as part of the Offering, an additional 375,000 shares were issued and sold by the Company at a price to the public of $4.50 per share to cover over-allotments. The Company received $4.19 per share, before offering expenses, resulting in net proceeds, after underwriting discounts and commissions and other expenses, of approximately $10,683,000. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders.

     The Company used a portion of the net proceeds from the Offering to pay an aggregate of approximately $559,000 of cumulative unpaid dividends and interest to holders of the Convertible Preferred Stock. For a detailed discussion of these payments see "Conversion of Preferred Stock and Related Dividend Payments" below. The Company intends to use the remainder of the net proceeds from the Offering for general corporate purposes, including marketing expenses associated with alternate channel partner development, the expansion of its sales and marketing activities, product development, the implementation of an enterprise management system and the remainder for working capital and possible acquisitions of businesses, services or technology complementary to the Company's business. Pending such uses, the Company intends to invest the net proceeds of the Offering in short-term, investment-grade, interest-bearing instruments.

      Conversion of Preferred Stock and Related Dividend Payments
      -----------------------------------------------------------

     Upon the closing of the Offering, all 1,600,000 shares of Series B Preferred Stock were automatically converted into 1,770,590 shares of the Company's common stock and all 500,000 shares of Series C Preferred Stock were automatically converted into 2,000,000 shares of the Company's common stock.

     Prior to the closing of the Offering, dividends on the Series B Preferred Stock accumulated at the rate of $0.02 per share per quarter. In addition, interest of 6% per annum accrued on any unpaid dividends. On August 21, 1997, the Board of Directors declared a cash dividend representing cumulative unpaid dividends and interest on the Series B Preferred Stock for the period from May 19, 1995 through and including August 25, 1997.

     In addition, prior to the closing of the Offering, dividends on the Series C Preferred Stock accumulated at the rate of $0.09 per share per quarter. Interest of 6% per annum also accrued on any unpaid dividends. On August 21, 1997, the Board of Directors declared a cash dividend representing cumulative unpaid dividends and interest on the Series C Preferred Stock for the period from May 17, 1996 through and including August 25, 1997.

     The Company used a portion of the net proceeds from the Offering to pay approximately $317,000 and $242,000 to the holders of the Series B Preferred Stock and the Series C Preferred Stock, respectively. Such payments represented both of the cash dividends declared by the Board of Directors on August 21, 1997. Upon the closing of the Offering and the subsequent receipt of the cash dividends declared by the Board of Directors on August 21, 1997, the rights of the holders of the Convertible Preferred Stock relating to the accumulation of dividends, the payment of accumulated dividends, the payment of interest on accumulated dividends and the right to a preference payment in the event of any liquidation, dissolution or winding-up of the Company ceased.


Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.

                   3.1    By-Laws of the Company, as amended.

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



                                    ECCS, Inc.



DATE: November 3, 1997              By:  /s/ Gregg M. Azcuy
                                         ------------------
                                         Gregg M. Azcuy, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)



DATE: November 3, 1997              By:  /s/ Louis J. Altieri
                                         --------------------
                                         Louis J. Altieri, Vice President,
                                         Finance and Administration (Principal
                                         Financial and Accounting Officer)