Form 10-K
period 1997-12-31
ECCS INC
filed 1998-03-25
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
--------------------------------------------------------------------------------
                        FOR ANNUAL AND TRANSITION REPORTS
--------------------------------------------------------------------------------
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
--------------------------------------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
(Mark One)
--------------------------------------------------------------------------------
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
For the fiscal year ended December 31, 1997
--------------------------------------------------------------------------------
                                       OR
--------------------------------------------------------------------------------
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
For the transition period from            to
                               ----------    ----------
--------------------------------------------------------------------------------
                         Commission file number 0-21600
--------------------------------------------------------------------------------
                                   ECCS, INC.
             (Exact Name of Registrant as Specified in Its Charter)
--------------------------------------------------------------------------------
      New Jersey                                       22-2288911
----------------------------                -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                       07724
-----------------------------------------------       --------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (732) 747-6995
                           ---------------------------
                             (Registrant's telephone
                          number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of Each Exchange on Which Registered

------------------------         -------------------------------------------

------------------------         -------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes:  X             No:
                                   ----              ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $36,682,244 at February 27, 1998 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 27, 1998:

Class                                              Number of Shares
-----                                              ----------------
Common Stock, $.01 par value                           10,918,188

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

        Item                                                          Page
        ----                                                          ----

PART I    1.   Business.............................................     1

          2.   Properties...........................................    12

          3.   Legal Proceedings....................................    13

          4.   Submission of Matters to a Vote of Security Holders..    13

PART II   5.   Market For the Company's Common Equity and Related
               Shareholder Matters..................................    14

          6.   Selected Consolidated Financial Data.................    16

          7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    17

          8.   Financial Statements and Supplementary Data..........    26

          9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure..................    27

PART III 10.   Directors and Executive Officers of the Company......    28

         11.   Executive Compensation...............................    28

         12.   Security Ownership of Certain Beneficial Owners
               and Management.......................................    28

         13.   Certain Relationships and Related Transactions.......    28

PART IV  14.   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K..............................    29

SIGNATURES .........................................................    30

EXHIBIT INDEX.......................................................    32

FINANCIAL STATEMENTS................................................   F-1

                           FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. ECCS, Inc.'s ("ECCS" or the "Company") actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-K.


                                     PART I

ITEM 1.    BUSINESS.

GENERAL

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

     ECCS' core technology provides data-intensive environments with protection against the loss of critical data and provides performance and reliability characteristics of a mainframe, at a fraction of the cost. The Company's products offer users (i) fast data transfer rates by spreading and retrieving data simultaneously among various disk drives, (ii) fault tolerance through the use of redundant components that can be "hot swapped" during repair and (iii) high storage capacity.

     From its founding until 1994, the Company's principal business was the value added resale of NCR products. Sales to AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. A number of products have resulted from these efforts including Synchronix and Synchronection, a fault tolerant network file server. During 1997 approximately 93% of the Company's sales were derived from sales of the Company's proprietary products.

     The Company was incorporated in New Jersey in February 1980 under the name The Word Store, Inc. The Company's name was changed to ECCS, Inc. in November 1985. Unless the context otherwise requires, the terms "Company" and "ECCS" refer to ECCS, Inc. and its subsidiaries. The address of the Company's principal corporate offices is One Sheila Drive, Tinton Falls, New Jersey 07724, and its telephone number is 732-747-6995.

     "RAID 10 Performance Manager," "Intelligent Rebuild," "Split Mirror," "Examodule," "Synchronix," "Inverse Mirroring," "Synchronection" and "Split Volume" are United States trademarks of the Company. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of the Company.

INDUSTRY BACKGROUND

     In response to competitive pressures, businesses and other organizations have become increasingly dependent on their computing resources which enable these organizations to increase productivity through the distribution of computing power across their enterprise, providing large numbers of users with access to applications, information and data. In this environment, it has become important for organizations to manage the storage of and access to large volumes of data, which increasingly represent critical information resources.

     These "data-intensive" computing environments require large volumes of data, perform intensive processing and involve frequent user access to data. Increasingly, organizations are deploying data-intensive applications and services as core business resources. In addition, Internet and on-line server related businesses have grown significantly. The data-intensity of the network environment is expected to continue to increase substantially due to the development of new applications and services and the more prevalent use of stored digital graphic, voice and video, requiring dramatically more data capacity than equivalent alphanumeric information. The increased data intensity of computing environments has created demand for fault tolerant features which are now being included in standard operating systems, including Windows NT.

     In this context, data management has become increasingly complex and challenging. For data-intensive environments, three significant requirements have emerged: (i) data access performance, (ii) data administration and (iii) data availability and reliability.

     DATA ACCESS PERFORMANCE. Traditionally, management information systems managers and network providers improved performance on a network by increasing central processing unit ("CPU") performance or increasing the underlying network bandwidth. In data-intensive network environments, performance of applications and services is increasingly limited by the time to read or write to hard disk drives. Improvements in performance for most applications and services have been limited by disk I/O performance, which because of the mechanical nature of disk drives, has not improved as rapidly as CPU performance or network bandwidth.

     DATA  ADMINISTRATION.  A key  requirement  in  data  administration  is the management of hardware and software systems that store data. In the data-intensive network environment, data management is difficult and complex due to the large number of users accessing the data, the multiple servers storing the data and the large volume of data. Furthermore, because data may be widely distributed throughout the network, administrative functions such as back-up or expansion of the file system become substantially more difficult. Finally, the budgetary constraints of most organizations require that this increasingly complex administration be accomplished cost-effectively, without increased staffing.

     DATA AVAILABILITY AND RELIABILITY. As the data-intensive network environment grows, data availability becomes critical to the organization's productivity, time-to-market and responsiveness to customers. Achieving a high level of data availability is particularly difficult because hard disk drives are mechanical devices, which are prone to failure over extended periods of intensive use. An organization may experience costly down-time or loss of data from the failure of a single low-cost, network-attached disk drive. This is particularly important to network service providers whose business is providing network-stored data to their user. Therefore, it is imperative that systems which are repositories of network-based data and services have low failure rates, rapid recovery times and the ability to provide uninterrupted service in the event of failure of a disk drive. Organizations often improve data reliability through the use of RAID technology, which consists of using parallel disk drives that work together as a single unit. RAID technology provides data-intensive Open Systems with protection against the loss of critical data in addition to the performance and reliability characteristics of a mainframe, at a fraction of the cost.

THE ECCS APPROACH

     ECCS designs, manufactures and markets a comprehensive range of high performance, user-definable, fault tolerant storage subsystems for Open Systems and proprietary systems needs. The Company believes that its proprietary mass storage enhancement products provide a level of performance or features not generally available from competitors.

     The following are the key attributes of the ECCS approach:

     HIGH LEVEL OF DATA ACCESS PERFORMANCE. The Company's product offerings address RAID's inherent performance limitations relating to the speed of data access. The Company's products are designed to provide a high level of data access performance through the utilization of (i) multiple RAID levels on a wide variety of disks that possess varying performance characteristics, (ii) larger and upgradeable cache size to improve speed by avoiding the need for mechanical access to RAID, (iii) solid state disks for dedicated memory for frequently accessed information and (iv) proprietary technology for different software applications.

     IMPROVED DATA ADMINISTRATION CAPABILITIES. The Company's products utilize an intuitive, customizable Graphical User Interface (GUI) which allows for the monitoring and management of virtually all systems functions, including configuration, cache policies and data rebuild. These features allow for the management of data by both sophisticated and unsophisticated users.

     ENHANCED   DATA   AVAILABILITY.   The  Company's   products   enhance  data
availability  by  offering  array-based  failover,   complete  fault  tolerance,
multiple  host  connectivity  across  various

Open Systems platforms, on-line firmware upgrades, on-line systems maintenance and hot-swappable component replacement. The Company's array-based failover enables failover protection at the storage array without host intervention.

     SCALABILITY. The Company's products provide maximum scalability as a customer's needs change by using a modular approach in designing and configuring its storage solutions. Customers can purchase from 10 to 90 disk drives per footprint. This scalability allows the Company to provide solutions for a broad range of storage requirements, from low capacity users to enterprise-wide environments.

STRATEGY

     ECCS' objective is to further establish and solidify its position in the rapidly growing Open Systems data storage market. In particular, the Company's strategic focus centers around serving users whose mission critical applications require high performance and high reliability storage products. The Company's strategy incorporates the following key elements: develop and broaden OEM relationships with market leaders; establish first mover position in emerging clustering technologies; continue direct sales to end users; and protect its technological edge.

     DEVELOP AND BROADEN OEM RELATIONSHIPS WITH MARKET LEADERS. The Company believes that OEMs represent the most effective path to the end user and are therefore its most significant revenue opportunity. By establishing relationships with key OEMs that command a leadership position in their markets, the Company believes it can gain increased credibility as a leading data storage solution provider as well as leverage a large sales organization and customer base. The Company anticipates that potential OEM candidates will possess the need for fault tolerant data storage solutions as a complement to their market leading technology. The Company is actively seeking to enter into additional, long-term OEM relationships and supply agreements with organizations that possess the capability to extend the reach of ECCS technology. Until July 1997, Unisys Corporation ("Unisys") served as the Company's only OEM. On March 24, 1998, the Company announced that it had signed a corporate purchasing agreement with Tandem Computers Incorporated ("Tandem") pursuant to which Tandem has the ability to purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. The Company's sales to Tandem will be made by purchase order. Therefore, the Company has no long-term commitments from Tandem and Tandem generally may cancel orders upon appropriate written notice to the Company. There can be no assurance that orders from Tandem will continue at their historic levels or that the Company will be able to obtain any new orders from Tandem.

     ESTABLISH FIRST MOVER POSITION IN EMERGING CLUSTERING TECHNOLOGIES. The Company intends to establish itself as the data storage solution of choice for emerging clustering technologies. ECCS' technology is compatible with Microsoft NT and UNIX clustered environments. This includes Microsoft Cluster Server, Microsoft's fault tolerant clustering technology. In addition, the Company is developing controller board technology for Tandem's ServerNet product. ServerNet, an interconnect clustering technology, allows all major components of a system, including processors, disk drives and I/O devices, to interact with each other without processor intervention. The ServerNet architecture is an Open System designcapable of managing data applications that incorporate voice, image or video with traditional data. Other vendors who have announced their product support of ServerNet are Compaq Computer Corp. ("Compaq"), NEC, Oracle, Dell and Unisys.

     CONTINUE DIRECT SALES TO END USERS. As part of its distribution activity, ECCS also sells directly to commercial and government end users. The Company believes that maintaining direct contact with end users provides direction to its research and development effort and enables the Company to better respond to market needs and expectations. In addition, direct sales to end users generally carry higher gross margins.

     PROTECT TECHNOLOGICAL EDGE. ECCS intends to continue to improve upon its current products as well as develop new products for data storage. The Company believes that it possesses substantial technical expertise gained through years of internal research and development. ECCS believes that its research and development efforts have produced a product line with advanced features and functionality that provide it with a competitive advantage in the marketplace.

     The Company is actively pursuing each element of its strategy. No assurances can be given, however, as to when or if these goals will be achieved.

PRODUCTS AND TECHNOLOGY

     The Company's family of mass storage enhancement products includes RAID products, external disk, optical and tape systems and internal disk and tape storage devices and storage related software. The Company designs its RAID products to comply with standards adopted by the industry and the RAID Advisory Board.

     All the Company's products are compatible with the SCSI (Small Computers Systems Interface) protocol, an industry standard interface for peripheral devices supported by the vast majority of computer manufacturers, as well as with SCSI 2, an enhancement of the SCSI protocol and fiber protocol. The Company's products operate with many major Open Systems hardware platforms and operating systems environments.

     The Company is in the process of applying for ISO 9001 certification. Such certification reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. The Company intends to complete the ISO 9001 certification application process in 1998. There can be no assurance that the Company will meet the industry-accepted standards necessary to obtain ISO 9001 certification.

     Recent   advances  in  the  speed  and   capacity  of  servers  in  network
environments often have exceeded the growth in capability of traditional off-the-shelf storage systems. In anticipation of and in response to these industry trends, the Company has focused its product development efforts on advanced storage products including the following:

     SYNCHRONIX is a full feature product family designed for use in UNIX and NT
environments,   including   Microsoft   Cluster   Server   and  UNIX   clustered
environments.

     Synchronix features a high performance, fault tolerant architecture to satisfy large-scale, mission critical applications for Open Systems environments, redundant controllers, cross-platform and dual host support, cache management, hot swappable components and array-based automatic server failover, and provides a scalable, continuously available feature flexible data storage solution. The Synchronix family, which supports RAID levels 0, 1, 3, 5 and 10, also includes varying offerings of the Synchronix Storage Management Subsystem, which provide concurrent, user-definable implementations of RAID fault tolerance and non-RAID configurations. The Synchronix family of products provides ECCS' customers with a GUI which allows for the monitoring and management of virtually all systems functions, including configuration, cache policies, data rebuild and load balancing. The Company has received the Fault Tolerant Disk System+ (FTDS+) rating from the RAID Advisory Board for the Synchronix Storage System. ECCS' product is one of only three products to have received this fault tolerant rating at this time. Synchronix can be configured to provide capabilities ranging from just an array of independent disks through multiple levels of RAID and can incorporate advanced, easy to utilize storage management and system administration capabilities. Synchronix became commercially available in the first quarter of 1996.

     SYNCHRONECTION-FT features a high performance, fault tolerant network file server coupled with all of the continuous availability features of Synchronix, and provides complete network access in a centralized storage repository for all network storage requirements. All active components including disk drives, power supplies, fans and system controllers are fully redundant, hot-swappable and can be monitored on-line through the GUI. Synchronection combines the Company's Synchronix product family with network software, offering storage capability up to 1.6 terabytes. Synchronection, due to its software component, offers more flexibility and a greater degree of compatibility with most network systems, reducing the need for customized solutions and extensive testing periods. Synchronection-FT became available during the second quarter of 1996.

     RAVEN UX 410 is a powerful, flexible, all-in-one server for departmental, Internet and Intranet requirements. The Raven UX 410 offers high performance, with a scalable server which provides for continuous availability server application with integrated RAID protection. The storage offered on the Raven UX 410 includes disk, tape, CD-ROM and floppy devices and RAID with processor in one small desktop, deskside or rackmount footprint. The Raven UX 410 can be optionally configured with industry standard tape drives, CD-ROMs and floppy disks. The Company sells Raven UX primarily to the U.S. Air Force.

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem." The Company believes that each of Synchronix, Synchronection - FT and Raven UX 410 is Year 2000 compliant. There can be no assurances, however, that such products are Year 2000 compliant. Although the Company believes its products are Year 2000 compliant, the purchasing patterns of customers and potential customers may be affected byissues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds available to purchase products such as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

SALES AND MARKETING

     The Company markets its products through alternate channel partners, including OEMs, value added resellers ("VARs") and distributors, and directly to Federal and commercial end users through its internal sales force.

     Of its current alternate channel partners, the Company believes that its key strategic relationships with Unisys and Tandem represent the greatest potential for growth.

     RELATIONSHIPS WITH UNISYS AND TANDEM. Sales under the Company's OEM agreement with Unisys commenced in 1996. All sales to Unisys were sales of mass storage enhancement products. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995, and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. The Company's sales are made by purchase order. Therefore, the Company has no long-term commitments from Unisys and Unisys generally may cancel orders on 30 days notice. There can be no assurance that orders from Unisys will continue at their historic levels or that the Company will be able to obtain any new orders from Unisys.

     On March 24, 1998, the Company announced that it had signed a corporate purchasing agreement with Tandem pursuant to which Tandem has the ability to purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. The Company's sales to Tandem will be made by purchase order. Therefore, the Company has no long-term commitments from Tandem and Tandem generally may cancel orders upon appropriate written notice to the Company. There can be no assurance that orders from Tandem will continue at their historic levels or that the Company will be able to obtain any new orders from Tandem.

     The Company and Tandem have executed a Memorandum of Understanding for development of a ServerNet-based, fault tolerant, high performance, network storage system. Tandem's ServerNet architecture is a system area network technology for high speed, high availability movement of data for servers running Windows NT. Other vendors who have announced their product support of ServerNet are Compaq, NEC, Oracle, Dell and Unisys. No revenues were generated from the sale of ServerNet in 1997. The
Company has not yet enteredinto any definitive agreement with Tandem. Accordingly, it is too early to accurately determine the impact that such relationship will have on the Company's revenue in the future.

     In January 1998, Compaq announced its planned acquisition of Digital Equipment Corp. ("Digital"). Compaq also owns Tandem. Presently, it is too early to accurately determine the impact of Compaq's potential acquisition of Digital on the Company's direct sales to Tandem.

     DIRECT SALES. ECCS currently focuses its direct sales efforts on commercial and government end user accounts. The Company's direct sales force consists of fourteen people. The Company conducts sales and marketing from its corporate headquarters in New Jersey and from its offices in Alpharetta, Georgia; Herndon, Virginia; San Jose, California; and Houston Texas. The Company believes that direct sales and support can lead to better account penetration and control, better communications and long-term relationships with end user customers, opportunities for follow-on sales to the existing customer base and more accurate identification of current and future end user customer requirements with which to guide product specification and development efforts. The sales activities of the Company's direct sales force include cold calling, attending trade shows and exhibitions and pursuing sales leads provided by current customers.

     During 1996 the Company became a subcontractor to a prime contractor, Hughes Data Systems, which, along with Sun Microsystems, Inc., was awarded a contract by the U.S. Air Force. The Company uses its direct sales force to market to the U.S. Air Force. There are no minimum purchase requirements. There can be no assurance that there will be additional sales under this contract.

CUSTOMER SUPPORT

     The Company also provides technical support services to OEMs (third tier support) and to end users. The Company's technical support specialists are divided into three "tiers" or "levels" of support, and are thus able not only to diagnose and solve technical problems but also to assist customers with systems integration and use. Customers have toll-free telephone access (1-800-2-GET-HLP) to technical specialists who respond to hardware, software and applications questions. The Company tracks service reports through a customer database which maintains current status reports as well as historical logs of customer interaction.

     The Company has also established a Professional Services organization that provides, on a contract basis, a variety of services, including hardware and software installation, training, configuration analysis, integration testing and application development. The Professional Services organization also provides pre- and post-sales support.

COMPETITION

     ECCS is engaged in fields within the data processing industry characterized by a high level of competition. Many established companies, including manufacturers of computers, systems integrators and manufacturers of mass storage enhancement products and networking products compete with the Company. Many of such competitors have resources greater thanthose of the Company. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

     ECCS also believes it distinguishes itself from its competitors on the basis of the combination of its technical expertise, its product uniqueness, its systems integration services and its service and customer support. The Company believes it distinguishes itself from competitors through the available features, price and performance of its own mass storage enhancement products.

     The Company believes that the currently available alternative mass storage devices are not adequate substitutes with respect to the particular applications addressed by the Company's products. Such alternatives address different requirements for characteristics such as storage capacity, data access speed, reliability, fault tolerance and price/performance. Most computer systems companies and companies that offer memory enhancement products also offer RAID, mass storage and backup products and technologies, or are undertaking development efforts, which compete or may compete with the Company in the mass storage marketplace for Open Systems-based networked computers, including companies considerably larger and with greater resources than those of the Company. To the Company's best knowledge, current providers of RAID products and technology in the Open Systems marketplace on an OEM basis and/or to end users include, among others, EMC, Data General, Digital and Hyundai's Symbios Logic Division. Many larger companies currently provide RAID solutions for the mainframe and mini-computer market segments. There can be no assurance that such companies will not enter the RAID marketplace for Open Systems-based non-mainframe, non-mini-computer computers.

     In January 1998, Compaq announced its intention to acquire Digital, a competitor of the Company. In addition, in February 1998 Adaptec, Inc. announced its intention to acquire Symbios Inc. A division of Symbios Inc. is a competitor of the Company. Presently, it is too early to accurately determine the impact of such potential acquisitions on the Company's competitive position.

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

     Significant vendors to the Company include Unisys, Bell Microproducts, Seagate Technology and Anthem Electronics, Inc. ("Anthem"). During 1997, purchases from these vendors totaled $7.8 million or 32%, $4.2 million or 17%, $3.3 million or 14% and $1.1 million or 5%, respectively, of the Company's total purchases and, for 1996, $4.3 million or 26%, $2.1 million or 13%, $250,000 or 2% and $1.2 million or 7%, respectively, of the Company's total purchases.

     On June 27, 1995, the Company entered into a Manufacturing Services Agreement with Unisys, its primary manufacturer, that defines the terms of sales and support services. Pursuant to such agreement, Unisys will manufacture certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by the Company to Unisys. The contract had an initial term of one year and automatically renews for successive one year periods. The contract was automatically renewed on June 27, 1997. Pricing and deliverables are to be negotiated each year. Either party can terminate the agreement with written notice, provided, however, that if Unisys cancels the agreement, it shall be obligated to continue accepting manufacturing orders for a period of six months thereafter. In the event that the Company terminates the agreement, the Company shall be liable for inventory procured to fill the Company's orders. The Company primarily relies on regular trade credit with open terms for the financing of purchases under this agreement.

     The Company has purchase order supply arrangements with Bell Microproducts and Anthem pursuant to which the Company orders on terms negotiated at the time of each such order. There are no minimum purchase requirements. These arrangements are terminable by either party at any time.

RESEARCH AND DEVELOPMENT

     The Company participates in an industry that is subject to rapid technological changes, and its ability to remain competitive depends on, among other things, its ability to anticipate such changes. As a result, the Company has devoted substantial resources to product development. The Company's research and development expenditures were $2,289,000 in 1997, $1,466,000 in

1996  and  $1,303,000  in  1995,  of  which  $602,000,  $439,000  and  $180,000, respectively, were capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

     A substantial portion of the Company's research and development expenditures in 1996 were devoted to the continued development of its Synchronix family of products. To a lesser extent, research and development expenditures in 1996 related to feature upgrades and advanced engineering of ECCS' other current product and planned product lines. Research and development expenditures in 1997 related to the Company's continued investment in and enhancements to the Company's current mass storage enhancement products. Research and development projects for which the Company expects to devote resources in the near future relate to: (i) the establishment of a new technology center; (ii) a next generation of the Synchronix family of products; (iii) the development of a distributed file system storage architecture; (iv) new interface connectivities;
(v) customized OEM products; and (vi) the development of a ServerNet product with Tandem.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Proprietary protection for the Company's technological know-how, products and product candidates is important to its business. The Company relies upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company also relies on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect its proprietary rights. The Company has filed numerous patent applications covering various aspects of its Synchronix product family. There can be no assurance that patents will issue from any applications or, if patents do issue, that any claims allowed will be sufficiently broad to prohibit others from marketing similar products. In addition, there can be no assurance that any patents that may be issued to the Company, or which the Company may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide proprietary protection to the Company. Although the Company continues to implement protective measures and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful.

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

     The Company has registered trademarks for RAID 10 PERFORMANCE MANAGER, INTELLIGENT REBUILD, SPLIT MIRROR, EXAMODULE, SYNCHRONIX, INVERSE MIRRORING, SYNCHRONECTION and SPLIT VOLUME. The Company has applied for trademark registration for SYNCHRONISM and EASY BACKUP. There can be no assurance that trademarks will be issued for such applications.

     Since 1989, the Company has required that all new employees, consultants and contractors execute non-disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of unpatented trade secret information.

SEASONALITY

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

BACKLOG

     Because the Company generally ships product within 30 days of receiving an order, the Company does not customarily have a significant backlog and, based on the timing of such product shipments, the Company does not believe that projects in process at any one time are a reliable indicator or measure of expected future revenue.

EMPLOYEES

     As of December 31, 1997, the Company employed 96 persons, of whom 20 were engaged in marketing and sales; 32 in engineering and research and development; 21 in operations, including customer and technical support, manufacturing and fulfillment; 6 in Professional Services; and 17 in finance, administration and management. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified technical, manufacturing, marketing and management personnel. The Company considers relations with its employees to be good.

ITEM 2.    PROPERTIES.

     The Company leases facilities in Tinton Falls, New Jersey totaling 32,000 square feet. One lease covers 22,000 square feet and expires on December 31, 2000. Such lease contains a renewal option for an additional four-year term. A second lease covers 10,000 square feet and expires on March 31, 1998, with an option to renew for an additional 33 months. In December 1997, the Company exercised such renewal option on substantially the same terms as the original lease. The leased space in New Jersey is used for research and development, manufacturing, quality assurance, a substantial portion of sales and marketing and administration. The Company also leases sales offices in Alpharetta, Georgia; Herndon, Virginia; San Jose, California; and Houston, Texas. The Company believes that its facilities are sufficient to meet current needs for its research and development, manufacturing, quality assurance, sales, marketing and administrative requirements.

ITEM 3.    LEGAL PROCEEDINGS.

     There are no individual material litigation matters pending to which the Company is a party or to which any of its property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.    MARKET  FOR THE  COMPANY'S  COMMON  EQUITY  AND  RELATED
           SHAREHOLDER MATTERS.

     The Company's common stock, $.01 par value (the "Common Stock") was listed on the Nasdaq National Market (the "National Market") from June 14, 1993, when the Company effected its initial public offering, until May 29, 1996, on which date the Nasdaq Stock Market, Inc. delisted the Common Stock from the National Market due to the Company's inability to obtain an exception to the shareholder approval requirement in connection with the Company's issuance and sale of Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") in May 1996. Effective May 29, 1996, the Common Stock of the Company was listed on the Nasdaq SmallCap Market (the "SmallCap Market"). The Company's Common Stock is traded on the SmallCap Market under the symbol ECCS. The following table sets forth, for each of the quarters listed below, the high and low sales prices per share of Common Stock as reported by (i) the National Market for the quarter ended March 31, 1996 and for the period from April 1, 1996 through May 28, 1996; and (ii) the SmallCap Market for each of the quarters ended June 30, 1996 (commencing May 29, 1996) through December 31, 1997.

             NATIONAL MARKET: QUARTER ENDED              HIGH     LOW
             ------------------------------              ----    -----
             March 1996 .............................    3.25    1.75
             June 1996 (through May 28, 1996) .......    3.875   1.875

             SMALLCAP MARKET: QUARTER ENDED              HIGH     LOW
             ------------------------------              ----    -----

             June 1996 (commencing May 29, 1996) ....    3.875   2.50
             September 1996 .........................    3.625   2.00
             December 1996 ..........................    4.75    2.25
             March 1997 .............................    5.50    3.625
             June 1997 ..............................    6.00    4.125
             September 1997 .........................    8.50    4.25
             December 1997 ..........................    9.75    5.00


     The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

     On February 27, 1998, the last sales price of the Common Stock as reported by the SmallCap Market was $4.00 per share. The approximate number of shareholders of record on February 27, 1998 was 196.

     The Company has never declared or paid any dividends on Common Stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's factoring facility with NationsBanc Commercial Corporation ("NCC") restricts the

Company's ability to pay certain dividends (not including the dividends paid to the holders of the Company's convertible preferred stock upon the closing of the Company's follow-on public offering in August 1997 (the "Offering")) without NCC's prior written consent. Effective December 1, 1997, The Finova Group Inc. ("Finova") acquired the Company's line of credit facility with AT&T Commercial Finance Corporation ("AT&T-CFC"). Such credit facility prohibits the payment of dividends. AT&T-CFC waived such prohibition in connection with the dividend payments made to the holders of the Company's convertible preferred stock upon the consummation of the Offering. For a discussion of the dividends paid to the holders of the Company's convertible preferred stock, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." For a discussion of the change in lenders under such credit facility, see "Management's Discussion and Analysis of
Financial   Condition  and  Results  of  Operations  --  Liquidity  and  Capital
Resources."

     On October 28, 1997, the Company granted options to purchase 498,400 shares of its Common Stock (the "Options"), outside of the Company's registered stock option plans, to certain officers and employees at an exercise price of $8.00 per share. Subsequent to the end of the year, in mid-February, the Company canceled the Options previously granted on October 28, 1997. In addition, in mid-February, the Company reissued the Options, outside of the Company's registered stock option plans, to certain officers and employees at an exercise price of $4.00 per share.

     No underwriter was employed by the Company in connection with the issuances and sales of the securities described above. The Company believes that the issuances and sales of all of the foregoing securities were exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act") as transactions not involving any public offering, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends will be affixed to the stock certificates issued upon the exercise of such options. All recipients had adequate access to information about the Company.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data for the five years ended December 31, 1997, are derived from the Company's audited financial statements. The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.


                                                                  Year Ended December 31,
                                                  -----------------------------------------------------
                                                   1997         1996       1995       1994(2)      1993
                                                  ------       ------     ------      -------     ------
                                                        (In thousands, except per share amounts)

Statement of Operations Data:
Net sales ...................................   $ 34,001    $ 22,604    $ 31,174    $ 42,738    $ 51,574
  Cost of sales .............................     24,226      15,165      23,256      36,563      38,144
                                                --------    --------    --------    --------    --------
Gross profit ................................      9,775       7,439       7,918       6,175      13,430
  Selling, general and
     administrative expenses ................      6,838       6,907       9,967      12,415      10,444
  Research and development
     expenses ...............................      1,687       1,027       1,123         978         758
                                                --------    --------    --------    --------    --------
Operating income (loss) .....................      1,250        (495)     (3,172)     (7,218)      2,228
  Net interest expense ......................         28         274         487         764         586
                                                --------    --------    --------    --------    --------
Income (loss) before extraordinary item......      1,222        (769)     (3,659)     (7,982)      1,642
Extraordinary item ..........................        120        --          --          --          --
                                                --------    --------    --------    --------    --------
Income (loss) from operations
  before provision (benefit) for income
  taxes .....................................      1,102        (769)     (3,659)     (7,982)      1,642
  Provision (benefit) for
     income taxes ...........................       --          --          --        (1,192)        531
                                                --------    --------    --------    --------    --------
Net income (loss) ...........................      1,102        (769)     (3,659)     (6,790)      1,111
  Preferred dividends .......................        192         248          79        --            58
                                                --------    --------    --------    --------    --------
Net income (loss) applicable
  to common shares ..........................   $    910    $ (1,017)   $ (3,738)   $ (6,790)   $  1,053
                                                ========    ========    ========    ========    ========
Net income per share
  before extraordinary item-basic ...........   $   0.16    $   --      $   --      $   --      $   --
Net income (loss) per
  share - basic(1) ..........................   $   0.14    $  (0.23)   $  (0.88)   $  (1.63)   $   0.34
Net income (loss) per share before
  extraordinary item - diluted ..............   $   0.12    $  (0.23)   $  (0.88)   $  (1.63)   $   0.30
Net income (loss) per share - diluted(1) ....   $   0.11    $  (0.23)   $  (0.88)   $  (1.63)   $   0.30
Weighted average common shares
  outstanding basic .........................      6,702       4,346       4,232       4,160       3,095
Weighted average common shares
  outstanding diluted .......................     10,035       4,346       4,232       4,160       3,510

Balance Sheet Data:
Cash ........................................   $ 11,625    $  4,393    $  1,514    $  1,670    $    134
Working capital .............................     15,260       4,280       1,134       2,932      10,115
Total assets ................................     24,992      14,552      12,435      21,507      33,948
Loans payable ...............................      1,031       1,762       1,849       4,089       4,803
Series B redeemable
  convertible preferred stock ...............       --          --         1,794        --          --
Shareholders' equity ........................     17,643       6,177       2,122       5,673      12,373

----------
(1) The net income (loss) per share amounts for all periods have been calculated in accordance with SFAS No. 128, EARNINGS PER SHARE.

(2)        Includes  $380,000  related to the write-down of certain  capitalized
           software,   $374,000  related  to  employee   termination  costs  and
           $3,500,000 of inventory adjustments.

ITEM 7.    MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements.

     From its founding until 1994, the Company's principal business was the value added resale of NCR products. Sales to AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. In 1995, the Company's sales of its proprietary products exceeded its sales as a VAR due to both increasing sales of its own products and decreasing sales as a VAR. Beginning in 1996, a substantial portion of the Company's revenues has been generated from sales of its own products.

     The Company's revenues are generated from three primary sources: (i) revenues derived from sales of mass storage enhancement products, which include sales of all ECCS mass storage enhancement products, including the Synchronix family of products, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; (ii) revenues generated by the Company as a VAR which include the Company's sales to AT&T business units for non-storage related products; and (iii) revenues derived from services and other revenue which include professional services and maintenance contracts. The Company believes that revenues generated by the Company as a VAR, which include sales to AT&T business units of non-storage related products, will be minimal in the future.

     The following table sets forth, for the periods indicated, the percentage of net sales derived from each of the product groupings the Company uses to analyze sales and revenue:



                                                       Year Ended December 31,
                                                       -----------------------
                                                        1997     1996     1995
                                                        -----    -----    -----

    ECCS mass storage enhancement products
       (including all ECCS proprietary products and
       certain third party component products)........  92.5%    80.0%    44.9%

     Value added resales .............................   1.1%     8.3%    40.0%

     Services and other revenues .....................   6.4%    11.7%    15.1%


     The year to year percentage increases in sales by the Company of is proprietary systems, as well as the year to year percentage decreases in sales by the Company in its capacity as a VAR are due, primarily, to the Company's repositioning as a provider of its own proprietary mass storage enhancement systems including storage subsystems.

     Most of the Company's proprietary products are manufactured under contract by Unisys pursuant to the Company's specifications. In accordance with the Company's instructions, Unisys ships the finished product directly to the Company's customers. The Company believes that by outsourcing certain manufacturing requirements, the Company benefits from the greater purchasing power of the manufacturers, reduction of inventory carrying costs and the avoidance of certain investments in plant, property and equipment. Product sales revenue is generally recognized upon product shipment. Periodically, however, revenue is recognized for product which is being held at the customer's request. Revenue is only recognized on such product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining.

     The Company's cost of revenues relating to product sales consists primarily of the costs of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. An increase in proprietary product sales combined with the anticipated continued reduction in the sale of third party product, which typically carries lower margins, is expected to lower cost of revenues as a percentage of sales. Costs of revenues related to services are comprised primarily of direct labor and related overhead expenses.

     The Company's OEM sales to date have been primarily to Unisys and Tandem. In March 1997, the Company commenced sales of products to Tandem for resale. On March 24, 1998, the Company announced that it had signed a corporate purchasing agreement with Tandem pursuant to which Tandem has the ability to purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. The Company's sales to Tandem will be made by purchase order. Therefore, the Company has no long-term commitments from Tandem and Tandem generally may cancel orders upon appropriate written notice to the Company. There can be no assurance that orders from Tandem will continue at their historic levels or that the Company will be able to obtain any new orders from Tandem. In addition, in January 1997, the Company and Tandem announced their intent to develop a RAID storage connectivity for a System Area Network for the Open Systems market. The Company and Tandem are seeking to develop a native ServerNet system connectivity for Synchronix for departmental and enterprise clusters. No revenues were generated from this arrangement during 1997. There can be no assurances that a definitive agreement will be reached with Tandem.

     The profitability of any particular quarter is significantly affected by the relative sales levels of each of the Company's primary sales channels: OEM, Federal and commercial. Gross margins on products shipped to commercial customers generally provide higher margins, followed by OEM and Federal. To the extent that the Company is successful in increasing its sales of Synchronix and Synchronection to the commercial market directly and through OEM arrangements, the Company believes gross margins should improve accordingly.

     Selling, general and administrative (SG&A) expenses consist of salaries, commissions and travel costs for sales and marketing personnel, trade shows and expenses associated with the Company's management, accounting, contract and administrative functions. The Company anticipates that SG&A spending levels will decrease as a percentage of sales to the extent sales to

OEMs increase as a percentage of sales. Sales to OEMs typically absorb much of the administrative burden otherwise incurred by the Company. Since 1994, the Company has increased its research and development activity in connection with the development of Synchronix and Synchronection. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers and programmers. Research and development expenses are anticipated to increase substantially, in the near future, to enable the Company to update and expand upon its existing product offerings and to integrate its products into systems of future OEMs.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control. See "Forward Looking Statements."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of net sales.


                                                           Year Ended December 31,
                                                          ------------------------
                                                           1997     1996      1995
                                                          -----    -----     -----

   Net sales ........................................     100.0%   100.0%    100.0%

     Cost of sales ..................................      71.3     67.1      74.6
                                                          -----    -----     -----
   Gross profit .....................................      28.7     32.9      25.4

    Selling, general & administrative expenses ......      20.1     30.6      32.0
    Research & development expenses .................       5.0      4.5       3.6
                                                          -----    -----     -----
   Operating income (loss) ..........................       3.6     (2.2)    (10.2)

    Net interest expense ............................        .1      1.2       1.5
                                                          -----    -----     -----
   Income (loss) before extraordinary item ..........       3.5     (3.4)    (11.7)

   Extraordinary item ...............................        .3     --        --
                                                          -----    -----     -----
   Income (loss) before benefit for income taxes ....       3.2     (3.4)    (11.7)

    Benefit for income taxes ........................      --       --        --
                                                          -----    -----     -----
   Net income (loss) ................................       3.2%    (3.4)%   (11.7)%
                                                          =====    =====     =====

     Comparison of Years Ended December 31, 1997 and 1996
     ----------------------------------------------------

     NET SALES

     Net sales increased by approximately $11,397,000 or 50%, in 1997 as compared to net sales in 1996. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 93% and 80% of net sales in 1997 and 1996, respectively. Sales by the Company in its capacity as a VAR accounted for 1% and

8% of net sales in 1997 and 1996, respectively. Services and other revenues accounted for 6% and 12% of net sales in 1997 and 1996, respectively. The increase in 1997 net sales resulted primarily from an increase in sales of the Company's mass storage enhancement systems, including sales to Federal customers, as well as sales through relationships with OEMs, offset, in part, by a decrease in value added resales.

     Sales to the U.S. Air Force through a Federal integrator accounted for approximately 44.3% and 25.2% of net sales in 1997 and 1996, respectively. The Company expects that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners accounted for approximately 37% and 38% of net sales in 1997 and 1996, respectively. Sales to the Company's primary alternate channel partner, Unisys, accounted for approximately 18% of the Company's net sales in 1997. There can be no assurance that Unisys will continue to place orders with the Company or that orders from Unisys will continue at their previous levels.

     During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for approximately 13% of the Company's net sales in 1997. In January 1998 Compaq, the corporate owner of Tandem, announced its planned acquisition of Digital. For a discussion of such potential acquisition see "Business -- Sales and Marketing and -- Competition."

     GROSS PROFIT

     The Company's gross profit increased by approximately $2,336,000 in 1997 to approximately $9,775,000, from $7,439,000 in 1996. The increase in 1997 resulted from increased sales volume. The Company's gross margin as a percentage of net sales decreased to 29% in 1997, as compared to 33% in 1996. The decrease in gross margin percentage is due primarily to the higher volume of sales to the U.
S. Air Force through a Federal integrator during 1997, a large proportion of which consist of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower gross margins than the Company's proprietary products.

      OPERATING EXPENSES

     Selling, general and administrative expenses decreased by $69,000 to $6,838,000 in 1997 from $6,907,000 in 1996. Selling, general and administrative expenses decreased as a percentage of net sales representing 20% and 31% for 1997 and 1996, respectively. Such decreases were primarily due to higher sales volume in 1997. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 70% and 66% of such expenses in 1997 and 1996, respectively.

     Research and development expenses increased in 1997 by $660,000 or 64.3% from $1,027,000 in 1996. This increase is due primarily to the Company's continued investment in and enhancements to the Company's current mass storage enhancement products. Such expenses for 1997 represented approximately 5.0% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 6.6% of the Company's net sales. Research and development projects for which the Company expects to devote resources in the near future relate to: (i) the establishment of a new technology center; (ii) a next generation of the Synchronix family of products; (iii) the development of a distributed file system storage architecture; (iv) new interface connectivities;
(v) customized OEM products; and (vi) the development of a ServerNet product with Tandem. The Company believes that the anticipated increase in its research and development investment could adversely affect earnings in the first six months of 1998.

     NET INTEREST EXPENSE

     Net interest expense for 1997 decreased by $246,000 as compared to 1996, due principally to a reduction in the borrowings against the Company's accounts receivable line of credit and an increase in interest income due to higher cash balances resulting from cash generated by the Company's Offering.

     EXTRAORDINARY ITEM

     The extraordinary item for 1997 consists primarily of a one-time charge incurred in connection with the termination of the Company's financing facility with its former lender.

     Comparison of Years Ended December 31, 1996 and 1995
     ----------------------------------------------------

     NET SALES

     Net sales decreased by $8,570,000, or 28%, in 1996 as compared to net sales in 1995. The decrease in 1996 resulted primarily from a decrease of value added resales to $1,865,000 or 8% of sales in 1996, from $12,487,000 or 40% of sales in 1995. Such decrease reflects the continued decline in sales to AT&T business units and substantial reductions in system orders and shipments which incorporated NCR products. The decline was, in part, offset by increases in sales of the Company's proprietary mass storage systems, including sales to both Federal customers and OEMs, such as Unisys.

     Sales to the Federal government represented 30% and 21% of net sales in 1996 and 1995, respectively. The U.S. Air Force, an end user of the Company's products, purchased $5.7 million of products through federal integrators in 1996. Of such amount, sales pursuant to a contract with Hughes Data Systems accounted for $3.7 million, or 16%, of net sales. There are no minimum purchase requirements under this contract. There can be no assurance that there will be additional sales under this contract.

     Sales to alternate channel partners accounted for approximately 38% and 8% of net sales in 1996 and 1995, respectively. Sales to the Company's primary alternate channel partner, Unisys, accounted for 30% of the Company's net sales in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. For a description of the terms of such agreement, see "Business -- Sales and Marketing."

     In 1996 and 1995, purchases by multiple AT&T business units represented 14% and 51%, respectively of all purchases from the Company. All such sales by the Company to AT&T were made on an individual purchase order basis and, therefore, there were and are no ongoing written commitments by AT&T to purchase from the Company.

     GROSS PROFIT

     The Company's cost of sales includes primarily the cost of the Company's own and other vendors' products and systems. The Company's gross profit decreased by $479,000 or 6% in 1996 as compared to the gross profit earned in 1995. The decrease in 1996 resulted from a decrease in net sales, offset by higher gross margins due to a favorable change in product mix. The favorable change in product mix was primarily due to increased sales of the Company's own proprietary systems, which typically have higher gross margins. The Company's gross margin percentage increased to 33% in 1996 as compared to 25% in 1995 as a result of an increase in sales of the Company's proprietary products and the higher gross margins associated with these products.

     OPERATING EXPENSES

     Selling, general and administrative expenses decreased over $3 million from 1995 levels, and, as a percentage of net sales, to 31% in 1996, a decrease of 1% from the prior year. This decrease was mainly attributable to a reduction in commissions due to lower sales volume, in addition to management's efforts in controlling these expenses. Salaries, commissions, bonuses and related employee benefits and payroll taxes were the largest components of selling, general and administrative expenses. During 1996 and 1995, the Company's staff was reduced by 8% and 13%, respectively, largely through attrition.

     In 1996, net research and development expenses (after capitalized costs related to internally developed software in accordance with SFAS No. 86) decreased by $96,000 or 9% from $1,123,000 in 1995. Research and development expenses represented 5% and 4% of net sales in 1996 and 1995, respectively. Such percentage increase reflects the Company's product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products.

     NET INTEREST EXPENSE

     In 1996, net interest expense decreased by $213,000 or 44% from $487,000 in 1995. The decrease was due principally to a combination of decreased inventory carrying levels offset by an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On December 31, 1997, the Company's cash balance was approximately $11.6 million.

     On August 25, 1997, the Company consummated the Offering of 2,500,000 shares of its Common Stock at a price to the public of $4.50 per share. Of such shares, 2,254,018 were issued and sold by the Company and an aggregate of 245,982 were sold by certain selling shareholders (the "Selling Shareholders"). On September 15, 1997 and as part of the Offering, an additional 375,000 shares were issued and sold by the Company at a price to the public of $4.50 per share to cover over-allotments. The Company received $4.19 per share, before offering expenses, resulting in net proceeds, after underwriting discounts and commissions and other expenses, of approximately $10,595,000. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders.

     Upon the closing of the Offering, all 1,600,000 Shares of 6% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") were automatically converted into 1,770,590 shares of the Company's Common Stock, and all 500,000 shares of the Series C Preferred Stock were automatically converted into 2,000,000 shares of the Company's Common Stock.

     Prior to the closing of the Offering, dividends on the Series B Preferred Stock accumulated at the rate of $0.02 per share per quarter. In addition, interest of 6% per annum accrued on any unpaid dividends. On August 21, 1997, the Board of Directors declared a cash dividend representing cumulative unpaid dividends on the Series B Preferred Stock for the period from May 19, 1995 through and including August 25, 1997.

     In addition, prior to the closing of the Offering, dividends on the Series C Preferred Stock accumulated at the rate of $0.09 per share per quarter. Interest of 6% per annum also accrued on any unpaid dividends. On August 21, 1997, the Board of Directors declared a cash dividend representing cumulative unpaid dividends on the Series C Preferred Stock for the period from May 17, 1996 through and including August 25, 1997.

     The Company used a portion of the net proceeds from the Offering to pay approximately $317,000 and $242,000 of cumulative dividends and interest to the holders of the Series B Preferred Stock and the Series C Preferred Stock, respectively. Such payments represented both of the cash dividends declared by the Board of Directors on August 21, 1997.

     Upon the closing of the Offering and the subsequent receipt of the cumulative dividends declared by the Board of Directors on August 21, 1997, the rights of the holders of the Series B Preferred Stock and Series C Preferred Stock relating to the accumulation of dividends, the payment of accumulated dividends, the payment of interest on accumulated dividends and the right to a preference payment in the event of any liquidation, dissolution or winding-up of the Company ceased.

     Net cash used in operations was $782,000 in 1997, while net cash provided by operating activities was $693,000 in 1996. Such use of cash in 1997 resulted primarily from an increase in accounts receivable. Net cash provided by financing activities was $9,425,000 in 1997 and $2,412,000 in 1996. The increase in net cash provided by financing activities in 1997 resulted primarily from cash generated by the Company's Offering.

     The Company used $809,000 and $642,000 for the acquisition of equipment by direct purchase during 1997 and 1996, respectively. In 1997 and 1996, the Company acquired equipment under capital leases of $0 and $78,000, respectively, and made payments under capital leases of $88,000 and $29,000, respectively. Total capital expenditures for 1998 are expected to be approximately $1,000,000, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. Net borrowings under the Company's accounts receivable financing facility used funds of $731,000 and $87,000 for 1997 and 1996, respectively.

     The Company's working capital was $15.3 million and $4.3 million at December 31, 1997 and 1996, respectively.

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

     On July 9, 1997, the Company entered into a full recourse factoring facility with NCC which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of December 31, 1997 the Company's balance outstanding under this full recourse factoring facility was approximately $1.0 million.

     On May 17, 1996, the Company's direct pay line of credit with AT&T-CFC was terminated and its general line of credit with AT&T-CFC was increased to $2 million. The agreement with AT&T-CFC contains covenants relating to net worth, total assets to debt and total inventory to debt. Such general line of credit has been extended to March 31, 1998. The Company uses this line of credit to augment its purchasing ability with various vendors. The Company relied on this line of credit for 9.0% and 7.5% of its inventory acquisitions in 1997 and 1996, respectively, the majority of which were purchases from Bell Microproducts and Tech Data Corporation. The Company's obligations under the agreement with AT&T-CFC arecollateralized by substantially all of the assets of the Company. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $1.7 million. As of December 31, 1997, the Company had no balance outstanding under this credit line, and available credit under such line towards future inventory purchases was approximately $2.0 million.

     Effective December 1, 1997, Finova acquired the Company's general line of credit with AT&T-CFC. The Company intends to renew its general line of credit with Finova upon its expiration on March 31, 1998. There can be no assurance that the Company will be able to retain its current access to credit with Finova on commercially reasonable terms. In the event the Company does not renew such general line of credit, the Company plans to negotiate credit with certain vendors, on open terms, at the time of purchase from such vendors. There can be no assurance that the Company will be able to negotiate credit on commercially reasonable terms at the time of such purchases.

     AT&T-CFC and NCC had entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets. Effective December 1, 1997, Finova entered into such intercreditor subordination agreement with NCC.

     The Company's agreement with NCC restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's agreement with Finova prohibits the payment of dividends. AT&T-CFC, the previous lender under the Finova line of credit, waived such prohibition in connection with the dividend payments made to the holders of the Series B Preferred Stock and Series C Preferred Stock.

     On June 6, 1997, the Company loaned its President and Chief Executive Officer an aggregate amount of $250,000 on a secured basis.

     During 1997, the Company utilized $222,000 of net operating loss carryover ("NOL") for federal tax purposes. The Company has a NOL for Federal income tax purposes of approximately $7,174,000, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $226,000 which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $68,000. These credits can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits may be limited.

     The Company also has approximately $9,974,000 of state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $219,000 as of December 31, 1997.

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to off-set the Company's net deferred tax assets since the Company is in a cumulative loss position. Such valuation allowance will be reassessed periodically by the Company.

     Subsequent to the end of the year, in mid-February 1998, the Company's Board of Directors approved resolutions authorizing the expenditure of up to one million dollars for research and new product development, including the development of a distributed file system storage architecture and other significant enhancements to the current Synchronix product family.

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem." In December 1997, the Company began developing an implementation plan for a new enterprise management system to internally resolve the Year 2000 Problem. The Company expects to complete such implementation by the first quarter of 1999. As part of the process, the Company is currently evaluating options with respect to the replacement of certain hardware and software to make its computer systems Year 2000 compliant. Presently, the Company does not believe that Year 2000 compliance will result in material investments by the Company, nor does the Company anticipate that the Year 2000 Problem will have material adverse effects on the business operations or financial performance of the Company. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements.

          Reference is made to the Index to Financial Statements and Schedule on Page F-1.

     (a) (2) Financial Statement Schedule.

          Reference is made to the Index to Financial Statements and Schedule on Page F-1.

     (a) (3) Exhibits.

          Reference is made to the Exhibit Index on Page 32.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 1998.


                                          ECCS, INC.



                                        By: /s/Gregg M. Azcuy
                                            ---------------------
                                            Gregg M. Azcuy,
                                            President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Signature                     Title                       Date
      ---------                     -----                       ----

/s/ Gregg M. Azcuy            President, Chief               March 25, 1998
---------------------         Executive Officer and
Gregg M. Azcuy                Director (Principal
                              Executive Officer)

/s/ Louis Altieri             Vice President,                March 25, 1998
------------------            Finance and
Louis Altieri                 Administration
                              (Principal Financial
                              and Accounting Officer)

/s/ Michael E. Faherty        Chairman of the Board          March 25, 1998
-------------------------     and Director
Michael E. Faherty

/s/ Gale R. Aguilar           Director                       March 25, 1998
---------------------
Gale R. Aguilar

/s/ James K. Dutton           Director                       March 25, 1998
---------------------
James K. Dutton

/s/ Donald E. Fowler          Director                       March 25, 1998
---------------------
Donald E. Fowler

/s/ Frank R. Triolo           Director                       March 25, 1998
---------------------
Frank R. Triolo

/s/ Thomas I.Unterberg        Director                       March 25, 1998
---------------------
Thomas I. Unterberg

                           EXHIBIT INDEX

   Exhibit
   No.                   Description of Exhibit
   -------               ----------------------

   3.1 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1995 filed on May 17, 1996.)

   3.2 By-Laws of the Company, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 filed on November 3, 1997.)

   4.1*   1989 Stock Option Plan of the Company.  (Incorporated  by reference to
          the  Company's   Registration  Statement  on  Form  S-1  (File  Number
          33-60986) which became effective on June 14, 1993.)

   4.2* Warrant issued to Michael E. Faherty to purchase 266,601 shares of Common Stock of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

   4.3* Form of Option Agreement, pursuant to which the Company granted non-qualified stock options outside the Company's Stock Option Plan. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

   4.4* Option issued to Gregg M. Azcuy to purchase 80,000 shares of Common Stock of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 filed on May 15, 1995.)

   4.5* 1996 Stock Plan of the Company. (Incorporated by reference to the Company's Form S-8, Registration Statement under the Securities Act of 1933 (File No. 333-15529) which became effective on November 5, 1996.)

   4.6* 1996 Non-Employee Directors Stock Option Plan of the Company. (Incorporated by reference to the Company's Form S-8, Registration Statement under the Securities Act of 1933 (File No. 333-15529) which became effective on November 5, 1996.)

   Exhibit
   No.                    Description of Exhibit
   -------                ----------------------

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

   10.4* Indemnification Agreement as of August 22, 1994 by and between the Company and James K. Dutton. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 filed on November 8, 1994.)

   10.5 Lease Agreement, dated May 15, 1994 between the Company and John Donato, Jr., d/b/a Mid Atlantic Industrial Co., with Security Amendment and Subordination, Attornment and Non Disturbance Agreement dated May 25, 1994 executed by the Company, as lessee, John Donato, Jr., as mortgagor, and Starbase II Partners, L.P., as mortgagee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

   10.6* Indemnification Agreement as of March 1, 1995 by and between the Company and Gale R. Aguilar. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

   10.7* Indemnification Agreement as of April 5, 1994 by and between the Company and Gregg M. Azcuy. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

   10.8* Indemnification Agreement as of September 12, 1994 by and between the Company and Louis J. Altieri. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

   Exhibit
   No.                    Description of Exhibit
   -------                ----------------------

   10.9* Indemnification Agreement as of December 6, 1994 by and between the Company and Michael E. Faherty. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

   10.10* Senior Staff Change In Control  Severance And  Incentive  Compensation
          Pay Agreement by and between the Company and Gregg M. Azcuy.

   10.11* Senior Staff Change In Control  Severance And  Incentive  Compensation
          Pay Agreement by and between the Company and Louis J. Altieri.

   10.12* Senior Staff Change In Control  Severance And  Incentive  Compensation
          Pay Agreement by and between the Company and David J. Boyle.

   10.13* Senior Staff Change In Control  Severance And  Incentive  Compensation
          Pay Agreement by and between the Company and Priyan Guneratne.

   10.14* Indemnification Agreement as of June 20, 1996 by and between the Company and Thomas I. Unterberg. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 14, 1996.)

   10.15* Indemnification Agreement as of June 20, 1996 by and between the Company and Frank R. Triolo. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 14, 1996.)

   10.16* Indemnification Agreement as of June 20, 1996 by and between the Company and Donald E. Fowler. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 14, 1996.)

   10.17* Indemnification Agreement as of July 8, 1996 by and between the Company and David J. Boyle. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, filed on November 14, 1996.)

   10.18* Indemnification Agreement as of August 22, 1996 by and between the Company and Priyan Guneratne. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997).

   Exhibit
   No.                    Description of Exhibit
   -------                ----------------------

   10.19* 1995 Employee Stock Purchase Plan of the Company. (Incorporated by reference to the Company's Form S-8, Registration Statement under the Securities Act of 1933 (File No. 33-93480) which became effective on June 14, 1995.)

   10.20 Manufacturing Services Agreement, dated June 15, 1995, by and between the Company and Unisys Corporation. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997).

   10.21 Agreement dated August 13, 1996 by and between the Company and AT&T Capital Corporation. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997).

   10.22 Factoring Agreement dated July 9, 1997 between the Company and NationsBanc Commercial Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 6, 1997).

   21 Listing of Subsidiaries. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997).

   23      Consent of Ernst & Young LLP.

   27      Financial Data Schedule.

   ---------------

   * A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                 Page
                                                                 ----

Report of Independent Auditors...................................F-2

Consolidated Balance Sheets as of
  December 31, 1997 and 1996.....................................F-3

Consolidated Statements of Operations for
  each of the three years in the period ended
  December 31, 1997..............................................F-4

Consolidated Statements of Shareholders'
  Equity for each of the three years in
  the period ended December 31, 1997.............................F-5

Consolidated Statements of Cash Flows
  for each of the three years in the period
  ended December 31, 1997........................................F-6

Notes to Consolidated Financial Statements.......................F-7

Schedule II - Valuation and Qualifying Accounts..................S-1


Schedules other than those listed are omitted as they are not applicable, or the required or equivalent information has been included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ECCS, Inc.

     We have audited the accompanying consolidated balance sheets of ECCS, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECCS, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

MetroPark, New Jersey
February 6, 1998


                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                        December 31,
                                                                                   --------------------
                                                                                      1997        1996
                                                                                   --------    --------
Assets
Current Assets:
   Cash and cash equivalents ...................................................   $ 11,625    $  4,393
   Accounts receivable, less allowance for doubtful accounts of $297 in
     1997 and $184 in 1996 .....................................................      5,737       3,162
   Inventories .................................................................      4,596       4,680
   Prepaid expenses and other receivables ......................................        506         257
                                                                                   --------    --------
                                                                                     22,464      12,492
Property, plant and equipment (net) ............................................      1,372       1,190
Capitalized software (net) .....................................................        811         814
Other assets ...................................................................        345          56
                                                                                   --------    --------
                                                                                   $ 24,992    $ 14,552
                                                                                   ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loans payable ...............................................................   $  1,031    $  1,762
   Payable to AT&T Commercial ..................................................       --            64
   Current portion of capital lease obligations ................................         11          91
   Accounts payable ............................................................      3,833       4,061
   Accrued expenses and other ..................................................      1,385         986
   Warranty ....................................................................        534         414
   Customer deposits, advances and other credits ...............................        410         834
                                                                                   --------    --------
                                                                                      7,204       8,212
Capital lease obligations, net of current portion ..............................       --             8
Deferred rent ..................................................................        145         155
                                                                                   --------    --------
                                                                                      7,349       8,375
                                                                                   --------    --------
Shareholders' Equity:
   Preferred stock, $.01 par value per share, Authorized, 3,000,000 shares;
   Series B cumulative convertible preferred stock, Issued and outstanding, none at December 31, 1997 and 1,600,000 shares
    at December 31, 1996 .......................................................       --            16
   Series C cumulative convertible preferred stock, Issued and outstanding, none at December 31, 1997 and 500,000 shares
     at December 31, 1996 ......................................................       --             5
   Common stock, $.01 par value per share, Authorized, 20,000,000 shares;
     Issued and  outstanding, 10,918,188 shares and 4,432,216 shares
     at December 31, 1997 and December 31, 1996, respectively ..................        109          44
   Capital in excess of par value - preferred ..................................       --         4,522
   Capital in excess of par value - common .....................................     25,615      10,254
   Deficit .....................................................................     (8,081)     (8,664)
                                                                                   --------    --------

                                                                                     17,643       6,177
                                                                                   --------    --------
         Total Liabilities and Shareholders' Equity ............................   $ 24,992    $ 14,552
                                                                                   ========    ========

                            See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                     Year Ended December 31,
                                                 --------------------------------
                                                    1997       1996       1995
                                                 --------    --------    --------

Net sales ....................................   $ 34,001    $ 22,604    $ 31,174

Cost of sales ................................     24,226      15,165      23,256
                                                 --------    --------    --------

  Gross profit ...............................      9,775       7,439       7,918

Operating expenses:
  Selling, general & administrative ..........      6,838       6,907       9,967
  Research & development .....................      1,687       1,027       1,123
                                                 --------    --------    --------
                                                    8,525       7,934      11,090

Operating income (loss) ......................      1,250        (495)     (3,172)

  Net interest expense .......................         28         274         487
                                                 --------    --------    --------

Income (loss) before extraordinary item ......      1,222        (769)     (3,659)

  Extraordinary item .........................        120        --          --
                                                 --------    --------    --------

Net income (loss) ............................   $  1,102    $   (769)   $ (3,659)
                                                 --------    --------    --------

  Preferred dividends ........................        192         248          79
                                                 --------    --------    --------

Net income (loss) applicable to
  common shares ..............................   $    910    $ (1,017)   $ (3,738)
                                                 ========    ========    ========

EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) per common share before
  extraordinary item - basic .................   $   0.16    $  (0.23)   $  (0.88)
                                                 ========    ========    ========

Extraordinary charge .........................   $  (0.02)   $   --      $   --
                                                 ========    ========    ========

Net income (loss) per common
  share - basic ..............................   $   0.14    $  (0.23)   $  (0.88)
                                                 ========    ========    ========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Net income (loss) per common  share before
  extraordinary item - diluted................   $   0.12    $  (0.23)   $  (0.88)
                                                 ========    ========    ========

Extraordinary charge .........................   $  (0.01)   $   --      $   --
                                                 ========    ========    ========

Net income (loss) per common
  share - diluted ............................   $   0.11    $  (0.23)   $  (0.88)
                                                 ========    ========    ========

Weighted average number of common and
  dilutive shares - basic ....................      6,702       4,346       4,232
                                                 ========    ========    ========

Weighted average number of common and
  dilutive shares - diluted ..................     10,035       4,346       4,232
                                                 ========    ========    ========

                 See notes to consolidated financial statements.

                                   ECCS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)



                                        Common Stock
                                                                  Capital in
                                                                  Excess of
                                      Shares      Amount          Par Value
                                     --------    -----------     -----------

Balance at January 1, 1995 .....     4,216,350   $   42         $     9,867

Issuance of stock and
  stock option exercises .......        61,625        1                 107

Net loss .......................          --         --                --
                                   -----------   -----------     -----------

Balance at December 31, 1995 ...     4,277,975       43               9,974


Reclassification of Series B
  Convertible Preferred Stock ..          --         --                --

Issuance of Series C Convertible
  Preferred Stock ..............          --         --                --

Issuance of stock and stock
  option exercises .............       154,241        1                 280

Net loss .......................          --         --                --
                                   -----------   -----------     -----------

Balance at December 31, 1996 ...     4,432,216   $   44          $   10,254

Conversion of Series B and
  Series C Convertible
  Preferred Stock to
  Common .......................     3,770,590       38               4,505

Issuance of stock ..............     2,629,018       26              10,569
Issuance of stock and
  stock option exercises .......        86,364        1                 287

Dividends paid .................          --         --                --

Net income .....................          --         --                --
                                   -----------   -----------     -----------

Balance at December 31, 1997 ...    10,918,188   $  109          $   25,615
                                   ===========   ===========     ===========

                               See notes to consolidated financial statements.


                                                  ECCS, INC.
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (Dollars in Thousands)
                                                   CONTINUED

                                                                 Preferred Stock

                                                                  Capital in        Retained       Total
                                                                  Excess of         Earnings    Shareholders'
                                      Shares         Amount       Par Value         (Deficit)      Equity
                                   -----------    -----------    -----------    -----------    -----------

Balance at January 1, 1995 .....          --      $      --      $      --      $    (4,236)   $     5,673

Issuance of stock and
  stock option exercises .......          --             --             --             --              108

Net loss .......................          --             --             --           (3,659)        (3,659)
                                   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1995 ...          --             --             --           (7,895)         2,122

Reclassification of Series B
  Convertible Preferred Stock ..     1,600,000             16          1,778           --            1,794

Issuance of Series C Convertible
  Preferred Stock ..............       500,000              5          2,744           --            2,749

Issuance of stock and stock
  option exercises .............          --             --             --             --              281

Net loss .......................          --             --             --             (769)          (769)
                                   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1996 ...     2,100,000    $        21    $     4,522    $    (8,664)   $     6,177

Conversion of Series B and
  Series C Convertible
  Preferred Stock to
  Common .......................    (2,100,000)           (21)        (4,522)          --             --

Issuance of stock ..............          --             --             --             --           10,595
Issuance of stock and
  stock option exercises .......          --             --             --             --              288

Dividends paid .................          --             --             --             (519)          (519)

Net income .....................          --             --             --            1,102          1,102
                                   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1997 ...   $      --      $      --      $      --      $    (8,081)   $    17,643
                                   ===========    ===========    ===========    ===========    ===========

                               See notes to consolidated financial statements.


                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                    Years Ended December 31,
                                                               ---------------------------------
                                                                  1997        1996       1995
                                                               --------    ---------   ---------
Cash flows from operating activities:
Net income (loss) ..........................................   $  1,102    $   (769)   $ (3,659)
   Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
     Extraordinary item ....................................        120        --          --
     Depreciation and amortization .........................      1,232       1,311       1,017
     Gain on sale of Illinois property .....................       --          (145)       --
     (Increase) decrease in accounts receivable ............     (2,575)       (395)      5,249
     Decrease in inventories ...............................         84         174       1,734
     Income taxes refunded .................................       --          --           854
     (Increase) decrease in prepaid expenses and other .....       (538)         43         535
     Decrease in payable to AT&T Commercial ................        (64)     (1,190)     (2,547)
     Increase (decrease) in accounts payable, accrued
        liabilities and other ..............................        281       1,820      (2,446)
     (Increase) decrease in customer deposits ..............       (424)       (156)         49
                                                               --------    --------    --------
Net cash (used in) provided by operating activities ........       (782)        693         786
                                                               --------    --------    --------
Cash flows from investing activities:
   Additions to property, plant and equipment ..............       (809)       (642)       (318)
   Gross proceeds from sale of Illinois property ...........       --           855        --
   Additions to capitalized software .......................       (602)       (439)       (180)
                                                               --------    --------    --------
Net cash used in investing activities ......................     (1,411)       (226)       (498)
                                                               --------    --------    --------
Cash flows from financing activities:
   Borrowings under revolving credit agreement .............     18,198      15,379      28,006
   Repayments under revolving credit agreement .............    (18,929)    (15,466)    (30,246)
   Repayment of capital lease obligations ..................        (88)        (29)        (94)
   Repayment of mortgage payable ...........................       --          (502)        (12)
   Gross proceeds from issuance of preferred stock .........       --         3,000       2,000
   Expenses for issuance of preferred stock ................       --          (251)       (206)
   Proceeds from exercise of employee stock options and
     issuance of common stock ..............................     10,883         281         108
   Payment of dividends ....................................       (519)       --          --
   Cash used for extinguishment of debt ....................       (120)       --          --
                                                               --------    --------    --------
Net cash provided by (used in) financing activities ........      9,425       2,412        (444)
                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents .......      7,232       2,879        (156)
Cash and cash equivalents at beginning of period ...........      4,393       1,514       1,670
                                                               --------    --------    --------
Cash and cash equivalents at end of period .................   $ 11,625    $  4,393    $  1,514
                                                               ========    ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest .............................................   $    148    $    422    $    461
                                                               ========    ========    ========

                         See notes to consolidated financial statements.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1 -- THE COMPANY

     ECCS, Inc. ("ECCS" or the "Company") provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements.

     From its founding until 1994, the Company's principal business was the value added resale of NCR products. Sales to AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. A number of products have resulted from these efforts including Synchronix and Synchronection, a fault tolerant network file server.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value amounts for cash, accounts receivable and short term debt approximate carrying amounts due to the short maturity of these instruments.

     INVESTMENT IN REAL ESTATE

     In 1993, the Company purchased real estate, including a building and land, in Romeoville, Illinois for $753,000. Depreciation on the building was recognized on a straight line basis over the estimated useful life of 31.5 years. On March 19, 1996, the Company sold such property for gross proceeds of $855,000. These proceeds were used, in part, to pay off the mortgage in full. Net cash proceeds to the Company, after repayment of the mortgage, were approximately $270,000.

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $605,000, $544,000 and $307,000 for 1997, 1996 and 1995,
respectively. At December 31, 1997, the Company has capitalized $2,615,000 of software development costs, of which $1,804,000 has been amortized.

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

     REVENUE RECOGNITION

     In general, revenue is recognized upon shipment of the product or system or as services are provided. Periodically, revenue is recognized for product which is being held at the customer's request. Revenue is only recognized on such product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining. Revenues related to maintenance contracts are recognized over the respective terms of the maintenance contracts. Revenue for certain major product enhancements and major new product offerings, for which the Company believes that significant product development risks may exist which can realistically only be addressed during live beta testing at end-user sites, is not recognized until successful completion of such end-user beta testing.

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

     PER SHARE INFORMATION

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

     NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

NOTE 3 -- TRANSACTIONS WITH SIGNIFICANT VENDORS AND CUSTOMERS

     On June 27, 1995, the Company entered into a Manufacturing Services Agreement with Unisys, its primary manufacturer, that defines the terms of sales and support services. Pursuant to such agreement, Unisys will manufacture certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by the Company to Unisys. The contract had an initial term of one year, and automatically renews for successive one year periods. The contract was automatically renewed on June 27, 1996. Pricing and deliverables are to be negotiated each year. Either party can terminate the agreement with written notice, provided, however, that if Unisys cancels the agreement, it shall be obligated to continue accepting manufacturing orders for a period of six months thereafter. In the event that the Company terminates the agreement, the Company shall be liable for inventory procured to fill the Company's orders. The Company primarily relies on regular trade credit with open terms for the financing of purchases under this agreement. The Company's purchases under this agreement totaled $7.8 million, $4.3 million and zero in 1997, 1996 and 1995, respectively.

     Sales to the Company's primary alternate channel partner, Unisys, accounted for 18.0% of the Company's net sales in 1997 and 30.0% in 1996. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments.

     Federal systems entity sales, which are comprised of sales into the Federal government, represented 48%, 30% and 21%, of net sales in 1997, 1996 and 1995, respectively. During 1996 the Company became a subcontractor to a prime contractor, Hughes Data Systems, which was awarded a United States Air Force Workstation Contract, along with Sun Microsystems, Inc.

     The United States Air Force, an end user of the Company's products which purchases such products through Worldwide Technologies, Hughes Data Systems and other government contractors, purchased $15 million of products, or 44% of the Company's total net sales in 1997. In 1996 such sales totaled $3.7 million or 16% of total sales. There are no minimum purchase requirements.

     In 1997, 1996 and 1995, purchases by multiple AT&T business units represented 3%, 14% and 51%, respectively of all purchases from the Company. All such sales by the Company to AT&T were made on an individual purchase order basis and, therefore, there were and are no ongoing written commitments by AT&T to purchase from the Company. The Company historically sold its mass storage enhancement systems and provided systems integration services to AT&T, and, acting as a value added reseller ("VAR") of NCR products, sold NCR computer hardware systems to multiple AT&T business units for either their own use as an end user or for resale by such business units to third parties. In 1997, the Company purchased less than 1% of its inventory acquisitions from NCR. In 1996 and 1995, purchases from such vendor represented 7.5% and 37%, respectively, of the Company's inventory purchases.

     The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement is terminable by either party at any time. 1997 purchases from Bell Microproducts totaled approximately $4.2 million or 17.2% of all purchases and, in 1996, such purchases totaled $2.1 million or 12.7% of all purchases.

     Anthem Electronics, Inc. ("Anthem") is a significant vendor to the Company. The Company's purchases from Anthem totaled $1.1 million, or 4.6%, $1.2 million or 7.3% and $3.1 million or 12% of the Company's total purchases in 1997, 1996 and 1995, respectively. Such purchases consisted primarily of disk drives. The Company purchases from Anthem on an open account basis.

NOTE 4 -- INVENTORIES

     Inventories consist of the following (in thousands):


                                                                 December 31,
                                                             -------------------
                                                              1997          1996
                                                             ------       ------

Purchased parts ......................................       $2,496       $2,181
Finished goods .......................................        2,808        3,280
                                                             ------       ------
                                                              5,304        5,461
      Less: inventory valuation reserve ..............          708          781
                                                             ------       ------
                                                             $4,596       $4,680
                                                             ======       ======



NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):


                                                                  December 31,
                                                               -----------------
                                                                 1997      1996
                                                               ------     ------

Property .................................................     $  464     $  490
Computer equipment .......................................      3,808      3,018
Vehicles .................................................         47         47
Leasehold improvements ...................................        373        350
Equipment under capital leases ...........................        368        367
                                                               ------     ------
                                                                5,060      4,272
Less accumulated depreciation and amortization,
   including $346 and $331 relating to equipment
   under capital leases for the years ended
   December 31, 1996 and December 31, 1995,
   respectively ..........................................      3,688      3,082
                                                                ------     -----
                                                                $1,372    $1,190
                                                                ======    ======


NOTE 6 -- LOANS PAYABLE AND PAYABLE TO AT&T COMMERCIAL

     Until July 30, 1997, the Company had a financing facility with Fidelity Funding of California, Inc. which provided for maximum eligible (as defined) accounts receivable financing of $7 million at the prime lending rate with a 0.5% transaction fee applied to each borrowing. In addition, the agreement required a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The weighted average interest rate on such line was 7.3%, 11.5% and 11.0% in 1997, 1996 and 1995, respectively. The obligations under such agreement were collateralized by substantially all of the assets of the Company. The agreement did not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. Such financing facility was terminated in July, 1997 in connection with the consummation of the Company's new financing facility with NationsBanc Commercial Corporation ("NCC") and all outstanding amounts have been repaid. In connection with the termination of such financing facility, the Company incurred a one-time extraordinary charge of $120,000.

     On July 9, 1997, the Company entered into a full recourse factoring facility with NCC which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The weighted average interest on such line was 4.3% for the six months ended December 31, 1997. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of December 31, 1997 the Company's balance outstanding under this full recourse factoring facility was approximately $1.0 million.

     On May 17, 1996, the Company's direct pay line of credit with AT&T-CFC was terminated and its general line of credit with AT&T-CFC was increased to $2 million. The agreement with AT&T-CFC contains covenants relating to net worth, total assets to debt and total inventory to debt. Such general line of credit has been extended to March 31, 1998. The Company uses this line of credit to augment its purchasing ability with various vendors. The Company relied on this line of credit for 9% and 7.5% of its inventory acquisitions in 1997 and 1996, respectively, the majority of which were purchases from Bell Microproducts and Tech Data Corporation. The Company's obligations under the agreement with AT&T-CFC are collateralized by substantially all of the assets of the Company. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $1.7 million. As of December 31, 1997, the Company had no balance outstanding under this credit line, and available credit under such line towards future inventory purchases was approximately $2.0 million.

     Effective December 1, 1997, The Finova Group Inc. ("Finova") acquired the Company's general line of credit with AT&T-CFC.

     AT&T-CFC and NCC entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets. Effective December 1, 1997, Finova entered into such intercreditor subordination agreement with NCC.

     The Company's agreement with NCC restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's agreement with Finova prohibits the payment of dividends. AT&T-CFC, the previous lender under the Finova line of credit, waived such prohibition in connection with the dividend payments made to the holders of the Series B Preferred Stock and Series C Preferred Stock.

NOTE 7 -- MORTGAGE PAYABLE

     On July 20, 1993, the Company entered into a mortgage agreement bearing 8% interest with a bank for the principal amount of $529,250, collateralized by property located in Romeoville, Illinois. On March 19, 1996, the Company sold such property for gross proceeds of $855,000 and used a portion of such proceeds to repay the mortgage, in full.

NOTE 8 -- LEASES

     The Company has capitalized leases for certain equipment. The capitalized lease obligations are payable through the first quarter of 1998 and bear interest at rates ranging from 7.2% to 19.45%. In addition, the Company is obligated through the year 2000 under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by the Company. Under certain leases, the Company has the option to renew for additional terms at specified rentals. Rental expense for such leases approximated $507,000, $501,000 and $571,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Deferred rent on the accompanying consolidated balance sheet represents the excess of rents to be paid in the future over rent expense recognized on a straight-line basis.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 1997 (in thousands):


                                                        Capitalized    Operating
                                                          Leases         Leases
                                                        -----------    ---------

1998 .................................................    $ 11         $  469
1999 .................................................      --            405
2000 .................................................      --            388
Thereafter ...........................................      --             --
                                                          ------       ------
Total minimum lease payments .........................      11         $1,262
                                                          ------       ======
Less amount representing interest ....................      --
                                                          ------
Present value of net minimum lease payments ..........    $ 11
                                                          ======


NOTE 9 -- CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On May 19, 1995, the Company consummated a private placement of 6% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") pursuant to which the Company issued and sold to certain investors

1,600,000 shares of Series B Preferred Stock at a price per share of $1.25. The Series B Preferred Stock was redeemable by the Company, at its option, after one year at $1.25 per share, or $2 million in the aggregate, plus any accrued and unpaid dividends. In addition, it was manditorily redeemable four years from the date of issuance at the same amounts. On May 17, 1996, the Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein. As a result of the deletion of the mandatory and optional redemption provisions, the Series B Preferred Stock was reclassified to equity.

     Also on May 17, 1996, 500,000 shares of the Company's Preferred Stock were designated as Cumulative Convertible Preferred Stock, Series C ("Series C Preferred Stock"). Of such shares, 462,512 were issued into escrow on May 17, 1996 at a price per share of $6.00. At any time, the Series C Preferred Shareholders could convert their Series C Preferred Stock into Common Stock, at the initial rate of four shares of Common Stock for each share of Series C Preferred Stock. The Company reserved 2,000,000 shares of Common Stock for the conversion of the outstanding Series C Preferred Stock. The 462,512 shares of Series C Preferred Stock and the proceeds thereof were released from escrow on May 25, 1996 upon satisfaction of all applicable conditions to release, after denial by Nasdaq of an exception to the shareholder approval requirement. The issuance of such shares of Series C Preferred Stock without shareholder approval and without an exception to such requirement constituted a breach of the Company's listing agreement with Nasdaq. Consequently, the Company was delisted from the National Market and is now listed on the SmallCap Market. The Company's Board of Directors had determined that the issuance of the shares of Series C Preferred Stock without shareholder approval was necessary for the continued financial viability of the Company.

     On May 30, 1996, the Company issued directly to certain investors the remaining 37,488 shares of Series C Preferred Stock at a price of $6.00 per share.

     In connection with the issuance of the Series C Preferred Stock and pursuant to the anti-dilution provisions of the Series B Preferred Stock, the conversion ratio of the Series B Preferred Stock was adjusted. As a result, the Series B Preferred Stock was convertible into approximately 1,770,590 shares of Common Stock.

     On August 25, 1997, the Company consummated the Offering of 2,500,000 shares of its Common Stock at a price to the public of $4.50 per share. Of such shares, 2,254,018 were issued and sold by the Company and an aggregate of 245,982 were sold by certain selling shareholders (the "Selling Shareholders"). On September 15, 1997 and as part of the Offering, an additional 375,000 shares were issued and sold by the Company at a price to the public of $4.50 per share to cover over-allotments. The Company received net proceeds of approximately $10,595,000. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders.

     Upon the closing of the Offering, all 1,600,000 Shares of 6% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") were automatically converted into 1,770,590 shares of the Company's Common Stock, and all 500,000 shares of the Series C Preferred Stock were automatically converted into 2,000,000 shares of the Company's Common Stock.

     Prior to the closing of the Offering, dividends on the Series B Preferred Stock accumulated at the rate of $0.02 per share per quarter. In addition, interest of 6% per annum accrued on any unpaid dividends. On August 21, 1997, the Board of Directors declared a cash dividend representing cumulative unpaid dividends on the Series B Preferred Stock for the period from May 19, 1995 through and including August 25, 1997.

     In addition, prior to the closing of the Offering, dividends on the Series C Preferred Stock accumulated at the rate of $0.09 per share per quarter. Interest of 6% per annum also accrued on any unpaid dividends. On August 21, 1997, the Board of Directors declared a cash dividend representing cumulative unpaid dividends on the Series C Preferred Stock for the period from May 17, 1996 through and including August 25, 1997.

     The Company used a portion of the net proceeds from the Offering to pay approximately $317,000 and $242,000 of cumulative dividends and interest to the holders of the Series B Preferred Stock and the Series C Preferred Stock, respectively. Such payments represented both of the cash dividends declared by the Board of Directors on August 21, 1997.

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

     A summary of the changes in outstanding common stock options under the 1989 Stock Option Plan is as follows:


                                                 Options Outstanding
                                             ---------------------------
                                                       Weighted-Average
                                             Shares    Exercise Price
                                            -------    ----------------

Balance at January 1, 1995 .............    440,917    $   3.03
                                            -------
   Options granted .....................    270,000    $   2.21
   Options exercised ...................    (16,375)   $   1.16
   Options canceled ....................    (99,625)   $   2.93
                                            -------
Balance at December 31, 1995 ...........    594,917    $   2.73
                                            -------
   Options granted .....................    310,559    $   2.76
   Options exercised ...................    (15,225)   $   3.31
   Options canceled ....................   (126,075)   $   3.22
                                            -------
Balance at December 31, 1996 ...........    764,176    $   2.65
                                            -------
   Options exercised ...................    (41,283)   $   2.49
   Options canceled ....................    (27,175)   $   2.67
                                            -------
Balance at December 31, 1997 ...........    695,718    $   2.66
                                            -------
Options exercisable at December 31, 1997    347,470    $   2.44


     The weighted average remaining contractual life for the balance at December 31, 1997 in the 1989 Stock Option Plan is eight (8) years and the exercise price range is $1.00 - $3.00.

     On October 6, 1994, the Board of Directors offered to reduce the exercise price of certain options to the fair market value of the Company's Common Stock on such date. Upon acceptance by the option holders, the vesting period began from the date of the offer and the options become exercisable ratably over a period of four years and expire ten years from the date of issuance.

1996 STOCK OPTION PLAN

     In June 1996, the Board of Directors of the Company adopted, subject to shareholder approval, such approval being granted in July of 1996, the 1996 Stock Plan. Under the 1996 Stock Plan, 600,000 shares of common stock can be issued through incentive stock options and non-statutory stock options and/or stock purchase rights. The incentive stock options allow designated employees, non-employee directors and consultants to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five (5) years from the date of grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to employees, non-employee directors and consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five (5) years.

     A summary of the changes in outstanding common stock options under the 1996 Stock Plan is as follows:

                                                  Options Outstanding
                                             ---------------------------
                                                             Weighted-Average
                                                  Shares       Exercise Price
                                                 -------     ----------------
Balance at January 1, 1995 ..................       --                --
                                                 --------
   Options granted ..........................     212,000        $   4.06
   Options exercised ........................       --                --
   Options canceled .........................       --                --
                                                 --------
Balance at December 31, 1996 ................     212,000        $   4.06
                                                 --------
Options exercisable at December 31, 1996 ....       --                --
   Options granted ..........................     238,500        $   6.28
   Options canceled .........................     (31,000)       $   4.80
                                                 --------
Balance at December 31, 1997 ................     419,500        $   5.28
                                                 --------
Options exercisable at December 31, 1997 ....      50,500        $   4.04


     The weighted average remaining contractual life for the balance at December 31, 1997 in the 1996 Stock Option Plan is nine (9) years and the exercise price range is $3.38 - $8.00.

     Subsequent to the end of the year, in mid-February 1998 the Company canceled options to purchase 106,000 shares of its Common Stock under the 1996 Stock Plan. The Company previously granted such options on October 28, 1997 at an exercise price of $8.00 per share. In addition in mid-February 1998 the Company reissued such options, to certain officers and employees, at an exercise price of $4.00 per share.

NON-QUALIFIED STOCK OPTIONS

     On February 1, 1995, 306,000 common stock purchase options were granted by the Board to full-time employees, including officers, and a non-employee consultant. The exercise price is $2.13, the fair market value of the Company's Common Stock at the date of grant. These options are exercisable over a period of four years and expire ten years from the date of issuance. These options were granted outside the Company's 1989 Stock Option Plan pursuant to non-qualified stock option agreements (the "Non-Qualified Agreements"). On May 19, 1995, in connection with the sale by the Company of 1,600,000 shares of Series B 6% Cumulative Redeemable Convertible Preferred Stock (see Note 9), and pursuant to an anti-dilution provision contained in certain of such options granted to an officer of the Company, the number of options granted to such officer was increased to 113,691. The exercise price of the 113,691 options granted to such officer was adjusted to $1.25, the purchase price of the Series B 6% Cumulative Redeemable

Convertible Preferred Stock. The anti-dilution provision expired on December 31, 1995. No anti-dilution provision was included in connection with the issuance of the Series C Convertible Preferred Stock.

     A summary of the changes in outstanding common stock options under the Non-Qualified Agreements is as follows:



                                                  Options Outstanding
                                             --------------------------------
                                                             Weighted-Average
                                                  Shares       Exercise Price
                                                 -------     ----------------

Balance at January 1, 1995 ..................     20,000         $   2.38
                                                ---------
   Options granted ..........................    339,691         $   1.83
   Options exercised ........................    (20,000)        $   2.38
   Options canceled .........................    (29,500)        $   2.13
                                                ---------
Balance at December 31, 1995 ................    310,191         $   1.80
                                                ---------
   Options granted ..........................    100,000         $   3.04
   Options exercised ........................    (10,250)        $   2.13
   Options canceled .........................    (57,750)        $   2.13
                                                ---------
Balance at December 31, 1996 ................    342,191         $   2.53
                                                ---------
   Options granted ..........................    498,400         $   8.01
   Options exercised ........................     (7,250)        $   2.13
   Options canceled .........................     (9,500)        $   5.22
                                                ---------
Balance at December 31, 1997 ................    823,841         $   5.82
                                                ---------
Options exercisable at December 31, 1997 ....    140,221         $   2.29
                                                ---------


     The weighted average remaining contractual life for the balance at December 31, 1997 under the Non-Qualified Agreements is 7 years and the exercise price range is $1.25 - $8.88.

     Subsequent to the end of the year, in mid-February 1998 the Company canceled options to purchase 498,400 shares of its Common Stock outside of the Company's registered stock option plans. The Company previously granted such options on October 28, 1997 at an exercise price of $8.00 per share. In addition in mid-February 1998 the Company reissued such options, to certain officers and employees, at an exercise price of $4.00 per share.

1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     In February of 1996, the Board of Directors of the Company adopted, subject to shareholder approval, such approval being granted in July of 1996, the 1996 Non-Employee Directors Stock Option Plan (the "1996 Non-Employee Directors Plan"). 150,000 shares of Common Stock can be issued under such plan through non-statutory stock options. Under the terms of the 1996 Non-Employee Directors Plan, each non-employee director who first becomes a member of the Board after approval of such plan by the shareholders of the Company, shall be automatically granted, on the date such person becomes a member of the Board, an option to purchase 30,000 shares of Common Stock. In addition, each non-employee director who is a member of the Board on the first trading day of each year shall be automatically granted on such date, without further action by the Board, an option to purchase 5,000 shares of Common Stock. The exercise price per share under the 1996 Non-Employee Directors Plan shall be equal to the fair market value (as defined) of a share of Common Stock on the applicable grant date, and options granted under the 1996 Non-Employee Directors Plan shall vest over a four (4) year period.

     A summary of the changes in outstanding common stock options under the 1996 Non-Employee Directors Plan is as follows:


                                                     Options Outstanding
                                             --------------------------------
                                                             Weighted-Average
                                                  Shares       Exercise Price
                                                 -------     ----------------

Balance at January 1, 1997 ...................     --                 --
   Options granted ...........................   60,000          $   4.38
                                                -------
Balance at December 31, 1997 .................   60,000          $   4.38
                                                -------
Options exercisable at December 31, 1997 .....   10,000          $   4.38



STOCK WARRANTS

     On December 6, 1994, common stock purchase warrants for 266,601 shares exercisable at $1.75 per share, the fair market value of the Company's Common Stock on such date, were granted to an officer and director of the Company. These warrants become exercisable at various dates during the first year and expire ten years from the date of issuance. On May 19, 1995, in connection with the sale by the Company of 1,600,000 shares of the Series B Preferred Stock (see
Note 9), pursuant to an anti-dilution provision contained in such common stock purchase warrants, the number of warrants granted to such officer and director was increased to 298,848 and the exercise price was adjusted to $1.25, the purchase price of the Series B Preferred Stock. At December 31, 1997, 298,848 of such warrants were exercisable.

     The Company has reserved 2,130,589 shares of Common Stock for the exercise of stock options and warrants as described above.

FAS 123 PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates of between 5.74%-6.73% in 1997 and 5.48%-7.58% in 1996; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .959 in 1997 and 1.02 in 1996; and a weighted-average expected life of four (4) years. The weighted average fair market value of stock options issued in 1997 and 1996 was $3.32 and $2.35 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):


                                                          1997        1996
                                                       ----------  ----------

Net income (loss) as reported ................         $ 1,102     $    (769)

Pro forma net income (loss) ...................        $   383     $  (1,093)
 Income (loss) per share as reported
   Basic .........................................     $   .14     $    (.23)

Pro forma income (loss) per share
   Basic .........................................     $   .03     $    (.25)

Income (loss) per share as reported - diluted ....     $   .11     $    (.23)

Pro forma income (loss) per share - diluted ......     $   .03     $    (.25)



NOTE 11 -- EMPLOYEE STOCK PURCHASE PLAN

     In June 1995, the Company adopted a 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved for issuance an aggregate of 150,000 shares of Common Stock. The Purchase Plan allows eligible employees to purchase Common Stock, through payroll deductions during a Purchase Period, at a purchase price that shall be the lesser of (a) 85% of the Fair Market Value of a share of Common Stock on the first day of such Purchase Period, or (b) 85% of the Fair Market Value of a share of Common Stock on the Exercise Date of such Purchase Period, as each of such terms are defined in the 1995 Employee Stock Purchase Plan. The option to purchase stock under the Purchase Plan will terminate December 31, 1999. At December 31, 1997, 112,578 shares were issued under the Purchase Plan, of which 35,331 were issued in 1997.

NOTE 12 -- INCOME TAXES

     The   provision  for  income  taxes  is  comprised  of  the  following  (in thousands):



                                            December 31,
                             ------------------------------------------
                                 1997           1996            1995
                             -----------    -----------     -----------

Federal:
   Current.............      $       --     $       --         $    --
   Deferred............              --             --              --

State:
   Current.............              --             --              --
   Deferred............              --             --              --
                              ----------      ----------       --------

Total..................       $      --     $       --         $    --
                              ==========      ===========      ========


     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax balances as of December 31, 1997 and 1996 are as follows:


                                               1997           1996
                                             ---------     ----------


Tax credits.............................      $   436        $   268

Net operating losses....................        2,882          3,384

Capitalized software....................         (316)          (317)

Other...................................          777            737

Valuation allowance.....................       (3,779)        (4,072)
                                              -------        -------

Total...................................          --              --

Current.................................          --              --
                                              --------       -------

Non-current.............................      $   --         $   --
                                              ========       =======



     During 1997, the Company utilized $222,000 of net operating loss carryover ("NOL") for federal tax purposes. The Company has a NOL for Federal income tax purposes of approximately $7,174,000, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $226,000 which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $68,000. These credits can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits may be limited.

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to off-set the Company's net deferred tax assets since the Company is in a cumulative loss position. Such valuation allowance will be reassessed periodically by the Company.

     The differences between the provision for income taxes and income taxes computed using the Federal income tax rate were as follows (in thousands):


                                                    December 31,
                                             -------------------------
                                              1997      1996     1995
                                             ------    -------  ------

Computed tax expense (benefit)..........     $ 375     $(261)   $(1,210)

Increase in federal valuation allowance
(use of NOL)............................      (222)      418      1,312

Research and development tax credits....      (153)     (183)      (119)

Other...................................        --        26         17
                                             -------   -------    -------


Actual tax expense (benefit)............     $    --   $    --    $    --
                                             =======    =======   =======



     The Company also has approximately $9,974,000 of state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $219,000 as of December 31, 1997.

NOTE 13 -- COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                      1997            1996            1995

Numerator:

Net income                           $  1,102         $   (769)       $ (3,659)
Preferred stock dividends                (192)            (248)            (79)
                                     ---------         --------        --------

Numerator for basic earnings
  per share - income (loss)
  available to common
  shareholders                            910            (1,017)        (3,738)


Effect of dilutive securities:

Preferred stock dividends                 192                --              --
Interest on unpaid preferred
  stock dividends                          20                --              --
                                    ---------          --------        --------
                                          212                --              --
                                    ---------          --------        --------


Numerator for dilutive earnings
  per share - income available to
  common shareholders after
  assumed conversion                    1,122                --              --

Denominator:

Denominator for basic earnings
  per share - weighted-average
  shares                                6,702             4,346           4,232


Effect of dilutive securities:

Employee stock options                    819               --               --
Warrants                                   66               --               --
Convertible preferred stock             2,448               --               --
                                     ---------         --------        --------
                                        3,333               --               --

Dilutive potential common shares
Denominator for diluted earnings
  per share -
Adjusted weighted-average shares
  and assumed conversion               10,035               --               --
                                      ========        ========         ========

Basic earnings per share             $   0.14         $  (0.23)       $  (0.88)
                                      ========        ========         ========

Diluted earnings per share           $   0.11         $  (0.23)       $  (0.88)
                                      ========        ========         ========

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     The Company has adopted a plan whereby senior management will be entitled to six months severance payments in the event of certain terminations after a change-in-control of the Company, and an incentive bonus will be paid if such persons are still in the employ of the Company at the completion of a change-in-control.

     There are no individual material litigation matters pending to which the Company is party or to which any of its property is subject.

NOTE 15 -- RELATED PARTY TRANSACTION

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


                                                                                              SCHEDULE II
                                                ECCS, Inc.

                             Schedule II - Valuation and Qualifying Accounts

                                              (in thousands)

Column A                               Column B          Column C                Column D          Column E

                                                         Additions
                                                    --------------------
                                                    Charged     Charged to                        Balance
                                       Balance at   to          Other                               at
          DESCRIPTION                  Beginning    Costs and   Accounts-        Deductions-       End of
                                       of Period    Expenses    Describe         Describe          Period
YEAR ENDED December 31, 1997:
Allowance for Doubtful
Accounts & Returns/Credits ........     $  184       $  183     $        --      $       70 (A)   $  297
                                        ------       ------     ------------     ----------       ------
Tax valuation .....................     $4,072       $   --     $        --      $      293 (C)   $3,779
                                        ------       ------     ------------     ----------       ------
Inventory .........................     $  781       $  840     $        --      $      913 (B)   $  708
                                        ------       ------     ------------     ----------       ------
     Subtotal .....................     $  965       $1,023     $        --      $      983       $1,005
                                        ------       ------     ------------     ----------       ------
Warranty ..........................     $  414       $  886     $        --      $      766       $  534
                                        ------       ------     ------------     ----------       ------
YEAR ENDED December 31, 1996:
Allowance for Doubtful
Accounts & Returns/Credits ........     $  226       $   --     $        --      $       42 (A)   $  184
                                        ------       ------     ------------     ----------       ------
Tax valuation .....................     $3,654       $   --     $        418 (D) $      --        $4,072
                                        ------       ------     ------------     ----------       ------
Inventory .........................     $  813       $  620     $        --      $      652 (B)   $  781
                                        ------       ------     ------------     ----------       ------
     Subtotal .....................     $1,039       $  620     $        --      $      694       $  965
                                        ------       ------     ------------     ----------       ------
Warranty ..........................     $  350       $   64     $        --      $      --        $  414
                                        ------       ------     ------------     ----------       ------

YEAR ENDED December 31, 1995:
Allowance for Doubtful
Accounts & Returns/Credits ........     $  310       $  186     $        --      $      270 (A)   $  226
                                        ------       ------     ------------     ----------       ------
Tax valuation .....................     $2,051       $   --     $      1,603 (D) $      --        $3,654
                                        ------       ------     ------------     ----------       ------
Inventory .........................     $1,096       $  510     $        --      $      793 (B)   $  813
                                        ------       ------     ------------     ----------       ------
     Subtotal .....................     $1,406       $  696     $        --      $    1,063       $1,039
                                        ------       ------     ------------     ----------       ------
Warranty ..........................     $  163       $  187     $        --      $      --        $  350
                                        ------       ------     ------------     ----------       ------



(A) Amounts written off during the year.
(B) Amounts written off during the year or obsolete inventory sold.
(C) Primarily due to utilization of net operating loss.
(D) Primarily due to increase in net operating loss.