Form 10-Q
period 1998-03-31
ECCS INC
filed 1998-05-08
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

                         Commission file number 0-21600

                                   ECCS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


       New Jersey                                          22-2288911
-------------------------------                      ---------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


One Sheila Drive, Tinton Falls, New Jersey                    07724
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (732)747-6995
                        ---------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes:   X              No:
                                ------               ------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998:

          Class                                           Number of Shares
          -----                                           ----------------
   Common Stock, $.01 par value                              10,918,438

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                       Page
                                                                       ----

PART I. FINANCIAL INFORMATION.........................................   1

   Item 1.  Financial Statements......................................   1

      Consolidated Balance Sheets as of March 31, 1998 (unaudited)
      and December  31, 1997 (audited)................................   2

      Consolidated Statements of Operations for the
      three months ended March 31, 1998 and
      March 31, 1997 (unaudited)......................................   3

      Consolidated Statements of Cash Flows for the
      three months ended March 31, 1998 and
      March 31, 1997 (unaudited)......................................   4

      Notes to Consolidated Financial Statements (unaudited)..........   5

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations..........  10

      Overview .......................................................  10

      Results of Operations...........................................  11

      Liquidity and Capital Resources.................................  13

PART II. OTHER INFORMATION............................................  17

   Item 2.  Changes in Securities and Use of Proceeds.................  17

   Item 5.  Other Information.........................................  17

   Item 6.  Exhibits and Reports on Form 8-K..........................  17

SIGNATURES............................................................  18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


                          Item 1. Financial Statements.

                                             ECCS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands)

                                                                               March 31,   December 31,
                                                                                 1998          1997
                                                                               ---------   ------------
                                                                              (unaudited)

Assets
Current Assets:
   Cash and cash equivalents ...............................................   $  9,561    $ 11,625
   Accounts receivable, less allowance for doubtful accounts of $188
     and $297 at March 31, 1998 and December 31, 1997, respectively.........      7,044       5,737
   Inventories .............................................................      4,427       4,596
   Prepaid expenses and other receivables ..................................        444         506
                                                                                  -------    --------
                                                                                 21,476      22,464

Property, plant and equipment (net) ........................................      1,563       1,372
Capitalized software (net) .................................................        926         811
Other assets ...............................................................        258         345
                                                                               --------    --------
       Total Assets ........................................................   $ 24,223    $ 24,992
                                                                               ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loans payable ...........................................................   $    681    $  1,031
   Current portion of capital lease obligations ............................       --            11
   Accounts payable ........................................................      3,646       3,833
   Accrued expenses and other ..............................................      1,188       1,385
   Warranty ................................................................        550         534
   Customer deposits, advances and other credits ...........................        285         410
                                                                               --------    --------
                                                                                  6,350       7,204
Deferred rent ..............................................................        129         145
                                                                               --------    --------
                                                                                  6,479       7,349
                                                                               --------    --------
Shareholders' Equity:
   Preferred  stock,  $.01 par value per share,  Authorized,  3,000,000 shares; Issued and outstanding, none at March 31, 1998 and
    December 31,  1997, respectively .......................................       --          --
   Common stock, $.01 par value per share, Authorized, 20,000,000 shares; Issued and outstanding, 10,918,438 shares and 10,918,188
   shares at March 31, 1998 and December 31, 1997, respectively ............        109         109
   Capital in excess of par value - common .................................     25,612      25,615
   Deficit .................................................................     (7,977)     (8,081)
                                                                               --------    --------
                                                                                 17,744      17,643
                                                                               --------    --------
       Total Liabilities and Shareholders' Equity ..........................   $ 24,223    $ 24,992
                                                                               ========    ========


                           See notes to consolidated financial statements.


                                                 -2-

                                     ECCS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In Thousands, Except Per Share Amounts)

                                                              For the Three Months
                                                                 Ended March 31,
                                                           -----------------------
                                                             1998           1997
                                                           --------       --------

Net sales ........................................         $  8,240       $  8,737

Cost of sales ....................................            5,810          6,335
                                                           --------       --------

  Gross profit ...................................            2,430          2,402

Operating expenses:
  Selling, general & administrative ..............            1,847          1,622
  Research & development .........................              604            377
                                                           --------       --------

Operating (loss) income ..........................              (21)           403

  Net interest (income) expense ..................             (125)            58
                                                           --------       --------

Net income .......................................         $    104       $    345
                                                           --------       --------

  Preferred dividends ............................             --               80
                                                           --------       --------

Net income applicable to
  common shares ..................................         $    104       $    265
                                                           ========       ========

EARNINGS PER COMMON SHARE:

Net income per common
  share - basic ..................................         $   0.01       $   0.06
                                                           ========       ========

EARNINGS PER COMMON SHARE -
  ASSUMING DILUTION:

Net income per common share
  - diluted ......................................         $   0.01       $   0.04
                                                           ========       ========

Weighted average number of common and
  dilutive shares - basic ........................           10,918          4,457
                                                           ========       ========

Weighted average number of common and
  dilutive shares - diluted ......................           11,251          8,996
                                                           ========       ========


                  See notes to consolidated financial statements.


                                      -3-

                                                     ECCS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                               (Dollars in Thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                          1998              1997
                                                                                       ----------        ----------

Cash flows from operating activities:
   Net income .......................................................................    $    104        $    345
   Adjustments to reconcile net income to net cash(used in) provided by operating activities:
     Depreciation and amortization ..................................................         255             294
     Increase in accounts receivable ................................................      (1,307)         (1,017)
     Decrease in inventories ........................................................         169           2,425
     Decrease in prepaid expenses and other .........................................         149              21
     Increase in payable to Finova Group/AT&T Commercial ............................        --               102
     Decrease in accounts payable, accrued liabilities, deferred rent and other .....        (384)         (1,078)
     Decrease in customer deposits, advances and other credits ......................        (125)           (253)
                                                                                         --------        --------
Net cash (used in) provided by operating activities .................................      (1,139)            839
                                                                                         --------        --------

Cash flows from investing activities:
   Additions to property, plant and equipment .......................................        (383)            (63)
   Additions to capitalized software ................................................        (178)           (117)
                                                                                         --------        --------
Net cash used in investing activities ...............................................        (561)           (180)
                                                                                         --------        --------

Cash flows from financing activities:
   Borrowings under revolving credit agreement ......................................       1,250           5,582
   Repayments under revolving credit agreement ......................................      (1,600)         (4,955)
   Repayment of capital lease obligations ...........................................         (11)            (27)
   Net (cost) proceeds from exercise of employee stock options and issuance of
     common stock ...................................................................          (3)             84
                                                                                         --------        --------
Net cash (used in) provided by financing activities .................................        (364)            684
                                                                                         --------        --------
Net (decrease) increase in cash and cash equivalents ................................      (2,064)          1,343
Cash and cash equivalents at beginning of period ....................................      11,625           4,393
                                                                                         --------        --------
Cash and cash equivalents at end of period ..........................................    $  9,561        $  5,736
                                                                                         ========        ========
Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
     Interest .......................................................................    $     17       $      84
                                                                                         ========        ========


                 See notes to consolidated financial statements.


                                                         -4-

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (Information for March 31, 1998 and March 31, 1997 is unaudited)


NOTE 1 -- BASIS OF PRESENTATION

      The information presented for March 31, 1998 and March 31, 1997 and for the three-month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and March 31, 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Organization and Business
           -------------------------

      ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements.

     From its founding until 1994, the Company's principal business was the value added resale of NCR products. Sales to AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. A number of products have resulted from these efforts including Synchronix and Synchronection-FT, a fault tolerant network file server.

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (Information for March 31, 1998 and March 31, 1997 is unaudited)


      (b)  Cash and Cash Equivalents
           -------------------------

      The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.


      (c)  Inventories
           -----------

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Inventories consist of the following (in thousands):

                                                   March 31,      December 31,
                                                     1998             1997
                                                  -----------     ------------
                                                  (unaudited)

Purchased parts..................................   $ 3,021         $ 2,496
Finished goods...................................     2,119           2,808
                                                    -------         -------
                                                      5,140           5,304
  Less: inventory valuation reserve..............       713             708
                                                    -------         -------
                                                    $ 4,427         $ 4,596
                                                    =======         =======


      (d)  Property, Plant and Equipment
           -----------------------------

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


      (e)  Fair Value of Financial Instruments
           -----------------------------------

      The fair value amounts for cash, accounts receivable and short term debt approximate carrying amounts due to the short maturity of these instruments.


      (f)  Software Development Costs
           --------------------------

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $63,000 and $132,000 for the three month periods ended

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (Information for March 31, 1998 and March 31, 1997 is unaudited)


March 31, 1998 and March 31, 1997, respectively. At March 31, 1998 and December 31, 1997, the Company had capitalized $2,793,000 and $2,615,000 of software development costs, respectively, of which $1,867,000 and $1,804,000 had been amortized, respectively.


      (g)  Impairment of Long-Lived Assets
           -------------------------------

      In 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which had no effect on its financial condition or results of operations. The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.


      (h)  Revenue Recognition
           -------------------

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


      (i)  Warranty
           --------

      Estimated future warranty obligations related to ECCS products are provided by charges to operations in the period the related revenue is recognized.


      (j)  Research and Development Costs
           ------------------------------

      Research and development costs are expensed as incurred, except for software development costs which are accounted for as noted above.

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (Information for March 31, 1998 and March 31, 1997 is unaudited)


      (k)  Income Taxes
           ------------

      Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.


      (l)  Stock Based Compensation
           ------------------------

      SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


      (m)  Per Share Information
           ---------------------

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


      (n)  Use of Estimates
           ----------------

      The preparation of interim financial statements in accordance with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the interim financial statements and accompanying notes. Actual results could differ from such estimates.


      (o)  Segment Information
           -------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (Information for March 31, 1998 and March 31, 1997 is unaudited)


products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.


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


NOTE 5 -- TRANSACTION WITH A SIGNIFICANT CUSTOMER

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


NOTE 6 -- CANCELLATION AND REISSUANCE OF STOCK OPTIONS

      On October 28, 1997, the Company granted options to purchase (i) 498,400 shares of its common stock, $.01 par value (the "Common Stock") outside of the Company's registered stock option plans, and (ii) 106,000 shares of its Common Stock under the 1996 Stock Plan ((i) and (ii) are collectively referred to as the "Options"), to certain officers and employees at an exercise price of $8.00 per share. On February 18, 1998 the Company canceled the Options previously granted on October 28, 1997. In addition, on February 18, 1998 the Company reissued the Options to certain officers and employees at an exercise price of $4.00 per share.

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

RESULTS OF OPERATIONS

      Three Months Ended March 31, 1998 and 1997
      ------------------------------------------

      Net Sales

      Net sales decreased by approximately $497,000 or 5.7%, in the three months ended March 31, 1998, as compared to net sales in the three months ended March 31, 1997. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 89% and 91% of net sales in the quarters ended March 31, 1998 and 1997, respectively. Sales by the Company in its capacity as a VAR accounted for 2% of net sales in both the quarters ended March 31, 1998 and 1997, respectively. Services and other revenues accounted for 9% and 7% of net sales in the quarters ended March 31, 1998 and 1997, respectively. The decrease in the 1998 period resulted primarily from a decrease in sales of the Company's mass storage enhancement systems to Federal customers.

      Sales to the U.S. Air Force through a Federal integrator accounted for approximately 35% of net sales in the quarter ended March 31, 1998. The Company believes that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for at least the next 12 months. However, there can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

      Sales to alternate channel partners accounted for approximately 45% of net sales in the quarter ended March 31, 1998. Sales to the Company's primary alternate channel partner, Unisys Corporation ("Unisys"), accounted for approximately 22% of the Company's net sales in the quarter ended March 31, 1998. There can be no assurance that Unisys will continue to place orders with the Company or that orders from Unisys will continue at their previous levels.

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

      During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for approximately 15% of the Company's net sales in the quarter ended March 31, 1998. In January 1998 Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem, announced its planned acquisition of Digital Equipment Corp. ("Digital"), a competitor of the Company. Presently, it is too early to accurately determine the impact of Compaq's potential acquisition of Digital on the Company's direct sales to Tandem. There can be no assurance that Tandem will continue to purchase from the Company at first quarter levels, if at all.

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


      Gross Profit

      The Company's cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. The Company's gross profit increased slightly by approximately $28,000 in the three months ended March 31, 1998 to approximately $2,430,000, from $2,402,000 in the three months ended March 31, 1997. The Company's gross margin increased to 29.5% in the three months ended March 31, 1998, as compared to 27.5% in the corresponding period of the prior year. Such increase in gross margin is due primarily to the lower volume of sales to the U.
S. Air Force through a Federal integrator during the first quarter of 1998, a large proportion of which consist of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower gross margins than the Company's proprietary products.


      Operating Expenses

      Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, trade shows and expenses associated with the Company's management, accounting, contract and administrative functions. The Company anticipates that SG&A spending levels will decrease as a percentage of sales to the extent sales to OEMs increase as a percentage of sales. Sales to OEMs typically absorb much of the administrative burden otherwise incurred by the Company. SG&A expenses increased as a percentage of net sales representing 22.4% and 18.6% for the three months ended March 31, 1998 and 1997, respectively. SG&A expenses increased by $225,000 to $1,847,000 in the three months ended March 31, 1998 from $1,622,000 in the three months ended March 31, 1997. Such increases were due primarily to lower sales volume and the hiring of additional sales and marketing personnel. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 72% and 71% of such expenses in the three months ended March 31, 1998 and March 31, 1997, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses increased in the three months ended March 31, 1998 by $227,000 or 60.2% from $377,000 in the corresponding period of the prior year. This increase is due primarily to the hiring of additional engineers to continue the product development initiative associated with the enhancements to the Company's proprietary mass storage products. Such expenses for the first quarter of 1998 represented approximately 7.3% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately
9.5% of the Company's net sales. Research and development expenses are anticipated to increase substantially, in the near future, to enable the Company to update and expand upon its existing product offerings and to integrate its products into systems of future OEMs.

      Research and development projects for which the Company expects to devote resources in the near future relate to: (i) the continued development of a new technology center; (ii) a next generation of the Synchronix family of products;
(iii) the development of a distributed file system storage architecture; (iv) new interface connectivities; (v) customized OEM products; and (vi) the development of a ServerNet product with Tandem. The Company believes that the anticipated increase in its research and development investment could adversely affect earnings in the next six months.


      Net Interest (Income) Expense

      Net interest income was $125,000 for the three months ended March 31, 1998, while net interest expense was $58,000 for the three months ended March 31, 1997. Such fluctuation was due principally to an increase in interest income due to higher cash balances resulting from cash generated by the Company's follow-on public offering in August 1997 and a reduction in the borrowings against the Company's accounts receivable line of credit.


LIQUIDITY AND CAPITAL RESOURCES

      Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On March 31, 1998, the Company's cash balance was approximately $9.6 million.

      Net cash used in operating activities was $1,139,000 for the three months ended March 31, 1998, while net cash provided by operating activities was $839,000 for the three months ended March 31, 1997. Such use of cash resulted primarily from an increase in accounts receivable. Net cash used in financing activities was $364,000 for the three months ended March 31, 1998, while net cash provided by financing activities was $684,000 for the three months ended March 31, 1997. Such use of cash resulted primarily from a net reduction of certain loans payable.

     The Company used $383,000 and $63,000 for the acquisition of equipment by direct purchase during such respective periods. Total capital expenditures for 1998 are expected to be approximately $1,000,000, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. Net borrowings under the Company's accounts receivable financing facility used funds of $350,000 and provided funds of $627,000 for the three months ended March 31, 1998 and 1997, respectively.

      The Company's working capital was $15.1 million and $15.3 million at March 31, 1998 and December 31, 1997, respectively.

      On July 9, 1997, the Company entered into a full recourse factoring facility with NationsBanc Commercial Corporation ("NCC") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of March 31, 1998 the Company's balance outstanding under this full recourse factoring facility was approximately $681,000.

      On May 17, 1996, the Company's direct pay line of credit with AT&T Commercial Finance Corporation ("AT&T-CFC") was terminated and its general line of credit with AT&T-CFC was increased to $2 million. Effective December 1, 1997, The Finova Group Inc. ("Finova") acquired the Company's general line of credit with AT&T-CFC. The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Subsequent to the end of the quarter, such general line of credit was extended to April 30, 1999 on the same terms and conditions.

      The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The Company relied on this line of credit for 1% and 5% of its inventory acquisitions, respectively, the majority of which were purchases from Tech Data Corporation in the three months ended March 31, 1998 and Decision Support Systems in the three months ended March 31, 1997. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $1.7 million. As of March 31, 1998, the Company had no balance outstanding under this credit line, and available credit under such line towards future inventory purchases was approximately $2.0 million.

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

      In February 1998, the Company's Board of Directors approved resolutions authorizing the expenditure of up to one million dollars for research and development of a distributed file system storage architecture and other significant enhancements to the current Synchronix product family. As of March 31, 1998, the Company spent approximately $21,000 on such research and product developments.

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

     The Company believes that each of Synchronix, Synchronection-FT and Raven UX 410 is Year 2000 compliant. There can be no assurances, however, that such products are Year 2000 compliant. Although the Company believes its products are Year 2000 compliant, the purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds available to purchase products such as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

     The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations, will be adequate to satisfy its current and planned operations for at least the next 12 months.

     The Company's operating results are affected by seasonal factors, particularly the spending fluctuations of its largest customers including Unisys, Tandem and the Federal government. Due to the relatively fixed nature of certain of the Company's costs, a decline in net sales in any fiscal quarter will have a material adverse effect on that quarter's results of operations. The Company does not expect such spending fluctuations to be altered in the future. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders of its customers will continue at their previous levels.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 2.     Changes in Securities and Use of Proceeds.

      On October 28, 1997, the Company granted options to purchase 498,400 shares of its Common Stock (the "Non-Qualified Options"), outside of the Company's registered stock option plans, to certain officers and employees at an exercise price of $8.00 per share. During the quarter ended March 31, 1998, on February 18, 1998, the Company canceled the Non-Qualified Options previously granted on October 28, 1997. In addition, on such date the Company reissued the Non-Qualified Options, outside of the Company's registered stock option plans, to certain officers and employees at an exercise price of $4.00 per share. The shares of Common Stock underlying such Non-Qualified Options have been registered pursuant to Post-Effective Amendment No. 1 to Form S-8/S-8, Registration No. 333-8416, dated February 27, 1998.

      No underwriter was employed by the Company in connection with the cancellations and reissuances described above. The Company believes that such cancellations and reissuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. No public offering was involved and the securities were acquired for investment and not with a view to distribution. All recipients had adequate access to information about the Company.


Item 5.     Other Information.

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


Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

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



                                       ECCS, Inc.



DATE: May 8, 1998                  By: /s/ Gregg M. Azcuy
                                       -------------------------------------
                                       Gregg M. Azcuy, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)




DATE: May 8, 1998                  By: /s/ Louis J. Altieri
                                       -------------------------------------
                                       Louis J. Altieri, Vice President,
                                       Finance and Administration (Principal
                                       Financial and Accounting Officer)