Form 10-Q
period 1998-06-30
ECCS INC
filed 1998-08-07
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------
                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________  to __________________

                         Commission file number 0-21600
                                   ECCS, INC.
                                   ----------
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

                     Yes:  X                    No:
                          ---                       ---

           Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998:

              Class                                    Number of Shares
              -----                                    ----------------
   Common Stock, $0.01 par value                          10,989,984

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                     Page
                                                                     ----

PART I. FINANCIAL INFORMATION   .........................................1
-----------------------------
   Item 1.  Financial Statements.........................................1

      Consolidated Balance Sheets as of June 30, 1998 (unaudited)
      and December  31, 1997 (audited)...................................2

      Consolidated Statements of Operations for the three months ended June 30, 1998 and June 30, 1997 and for the six  months ended June 30, 1998 and June 30, 1997 (unaudited)..................3

      Consolidated Statements of Cash Flows for the
      six months ended June 30, 1998 and
      June 30, 1997 (unaudited)..........................................4

      Notes to Consolidated Financial Statements (unaudited).............5

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations............10

      Overview .........................................................10

      Results of Operations.............................................11

      Liquidity and Capital Resources...................................16

PART II. OTHER INFORMATION..............................................20
--------------------------
   Item 4.  Submission of Matters to a Vote of Security Holders.........20

   Item 6.  Exhibits and Reports on Form 8-K............................21

SIGNATURES  ............................................................22
----------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       June 30,     December 31,
                                                         1998           1997
                                                     ------------  -------------
                                                     (unaudited)

Assets
Current Assets:

   Cash and cash equivalents .....................     $  9,021      $ 11,625
   Accounts receivable, less allowance for
    doubtful accounts of $288 and $297 at
    June 30, 1998 and December 31, 1997,
    respectively .................................        5,059         5,737
   Inventories ...................................        3,986         4,596
   Prepaid expenses and other receivables ........          485           506
                                                       --------      --------
                                                         18,551        22,464

Property, plant and equipment (net) ..............        1,934         1,372
Capitalized software (net) .......................        1,145           811
Other assets .....................................          255           345
                                                       --------      --------
          Total Assets ...........................     $ 21,885      $ 24,992
                                                       ========      ========
Liabilities and Shareholders' Equity
Current Liabilities:

   Loans payable .................................     $   --        $  1,031
   Current portion of capital lease obligations ..         --              11
   Accounts payable ..............................        2,569         3,833
   Accrued expenses and other ....................        1,150         1,385
   Warranty ......................................          550           534
   Customer deposits, advances and other credits .          290           410
                                                       --------      --------
                                                          4,559         7,204
Deferred rent ....................................          113           145
                                                       --------      --------
                                                          4,672         7,349
                                                       --------      --------
Shareholders' Equity:
 Common stock, $0.01 par value per share,
   Authorized, 20,000,000 shares; Issued and
   outstanding, 10,989,984 shares and
   10,918,188 shares at June 30, 1998 and
   December 31, 1997, respectively ...............          110           109
 Capital in excess of par value - common .........       25,792        25,615
 Deficit .........................................       (8,689)       (8,081)
                                                       --------      --------
                                                         17,213        17,643
                                                       --------      --------
   Total Liabilities and Shareholders' Equity ....     $ 21,885      $ 24,992
                                                       ========      ========


                See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                        For the Three Months  For the Six Months
                                           Ended June 30,        Ended June 30,
                                           --------------        --------------
                                           1998      1997       1998     1997
                                           ----      ----       ----     ----


Net sales .............................. $  6,469   $ 9,103  $14,709  $ 17,840

Cost of sales ..........................    4,502     6,513   10,312    12,848
                                         --------   -------  -------  --------

 Gross profit ..........................    1,967     2,590    4,397     4,992

Operating expenses:
 Selling, general & administrative .....    2,053     1,864    3,900     3,486
 Research & development ................      717       319    1,321       696
                                         --------   -------  -------  --------

 Operating (loss) income ...............     (803)      407     (824)      810

   Net interest (income) expense .......      (91)       54     (216)      112
                                         --------   -------  -------  --------

Net (loss) income ...................... $   (712)  $   353  $  (608) $    698
                                         --------   -------  -------  --------

Preferred dividends ....................      --         77      --        154
                                         --------   -------  -------  --------

Net (loss) income applicable to
common shares .......................... $   (712)  $   276  $  (608) $    544
                                         =========  =======  =======  ========

(LOSS) EARNINGS PER COMMON SHARE:

Net (loss) income per common
share  - basic ......................... $  (0.07)  $  0.06  $ (0.06) $   0.12
                                         =========  =======  =======  ========

(LOSS) EARNINGS PER COMMON SHARE
 ASSUMING DILUTION:

Net (loss) income per common share -
   diluted ............................. $  (0.07)  $  0.04  $ (0.06) $   0.08
                                         =========  =======  =======  ========

Weighted average number of common
and dilutive shares - basic ............   10,958     4,470   10,938     4,464
                                         =========  =======  =======  ========

Weighted average number of common
and dilutive shares - diluted ..........   10,958     9,023   10,938     9,007
                                         =========  =======  =======  ========



                See notes to consolidated financial statements.




                                           ECCS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                     (Dollars in Thousands)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         1998           1997
                                                                      -----------   -----------

Cash flows from operating activities:
  Net (loss) income ...........................................     $    (608)       $    698
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Depreciation and amortization ...........................           533             595
      Decrease (increase) in accounts receivable ..............           678          (3,855)
      Decrease (increase) in inventories ......................           610            (922)
      Decrease (increase) in prepaid expenses and other .......           111            (319)
      Increase in payable to Finova Group/AT&T Commercial .....            --             718
      (Decrease) increase in accounts payable,
        accrued liab., deferred rent and other ................        (1,515)            537
      Decrease in customer deposits, advances and other
        credits ...............................................          (120)           (324)
                                                                    ----------      ----------
Net cash used in operating activities .........................          (311)         (2,872)
                                                                    ----------      ----------
Cash flows from investing activities:
   Additions to property, plant and equipment .................          (978)           (111)
   Additions to capitalized software ..........................          (451)           (283)
                                                                    ----------      ----------
Net cash used in investing activities .........................        (1,429)           (394)
                                                                    ----------      ----------
Cash flows from financing activities:
   Borrowings under revolving credit agreement ................         2,373          10,157
   Repayments under revolving credit agreement ................        (3,404)        (10,060)
   Repayment of long term debt and capital lease obligations ..           (11)            (55)
   Net proceeds from exercise of employee stock options
     and issuance of common stock..............................           178             170
                                                                    ----------      ----------
Net cash (used in) provided by financing activities ...........          (864)            212
                                                                    ----------      ----------
Net decrease in cash and cash equivalents .....................        (2,604)         (3,054)

Cash and cash equivalents at beginning of period ..............        11,625           4,393
                                                                    ----------      ----------
Cash and cash equivalents at end of period ....................      $  9,021       $   1,339
                                                                    ==========      ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ................................................      $     48       $     112
                                                                    ==========      ==========






                        See notes to consolidated financial statements.

                                    ECCS,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - - Basis Of Presentation

      The information presented for June 30, 1998, and for the three month and six month periods ended June 30, 1998 and June 30, 1997, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1998, the results of its operations for the three and six-month periods ended June 30, 1998 and June 30, 1997, and its cash flows for the six-month periods ended June 30, 1998 and June 30, 1997. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

Note 2 - - Summary Of Significant Accounting Policies

      (a) Organization and Business

      ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements.

      From its founding until 1994, the Company's principal business was the value-added resale of NCR products. Sales to AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. A number of products have resulted from these efforts including Synchronix and Synchronection-FT, a fault tolerant network file server.

                                    ECCS,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (b)  Cash and Cash Equivalents

      The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

      (c)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Inventories consist of the following (in thousands):

                                                        June 30,    December 31,
                                                          1998          1997
                                                        --------    ------------
                                                      (unaudited)

Purchased parts ..................................       $2,831       $2,496
Finished goods ...................................        2,037        2,808
                                                         ------       ------
                                                          4,868        5,304
     Less: inventory valuation reserve ...........          882          708
                                                         ------       ------
                                                         $3,986       $4,596
                                                         ======       ======

      (d)  Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over their estimated useful lives ranging from 3 to 5 years.

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

      (f)  Software Development Costs

      The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $117,000 and $281,000 for the periods ended June 30, 1998 and June 30, 1997, respectively. At June 30, 1998 and December 31, 1997, the Company had capitalized $3,066,000 and $2,615,000 of software development costs, respectively, of which $1,921,000 and

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1,804,000 had been amortized,respectively.

      (g)  Impairment of Long-Lived Assets

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

      (k)  Income Taxes

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

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      (o)  Segment Information

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Management has completed its review of SFAS No. 131, and concluded that the adoption of this statement does not have a significant effect on the Company's reported segments.

Note 3 - - Litigation

      There are no individual material litigation matters pending to which the Company is a party or to which any of its property is subject.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - - Convertible Preferred Stock

      The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

Note 5 - - Cancellation and Reissuance of Stock Options

      On October 28, 1997, the Company granted options to purchase (i) 498,400 shares of its common stock, $.01 par value (the "Common Stock") outside of the Company's registered stock option plans, and (ii) 106,000 shares of its Common Stock under the 1996 Stock Plan ((i) and (ii) are collectively referred to as the "Options"), to certain officers and employees at an exercise price of $8.00 per share. On February 18, 1998, the Company canceled the Options previously granted on October 28, 1997. In addition, on February 18, 1998, the Company reissued the Options to certain officers and employees at an exercise price of $4.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements.

      From its founding until 1994, the Company's principal business was the value added resale of NCR products. Sales to the AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. In 1995, the Company's sales of its proprietary products exceeded its sales as a value added reseller ("VAR") due to both increasing sales of its own products and decreasing sales as a VAR. Beginning in 1996, a substantial portion of the Company's revenues has been generated from sales of its own products.

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

Results of Operations (Dollars in Thousands)

      Three Months Ended June 30, 1998 and 1997
      -----------------------------------------

      Net Sales

      Net sales decreased by approximately $2,634 or 28.9% in the three months ended June 30, 1998, as compared to net sales in the three months ended June 30, 1997. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 95% and 96% of net sales in the quarters ended June 30, 1998 and 1997, respectively. Sales by the Company in its capacity as a VAR accounted for 2% and 1% of net sales in the quarters ended June 30, 1998 and 1997, respectively. Services and other revenues accounted for 3% of net sales in both the quarters ended June 30, 1998 and 1997, respectively. The decrease in the 1998 period resulted primarily from a decrease in sales of the Company's mass storage enhancement systems to the U. S. Air Force through a Federal integrator.

      Sales to the U. S. Air Force through a Federal integrator were $1,199 and accounted for approximately 18.5% of net sales in the quarter ended June 30, 1998. Sales to the U. S. Air Force in this quarter declined by approximately 78% as compared to the quarter ended June 30, 1997. The Company believes that sales to the U. S. Air Force will continue to comprise a significant portion of the Company's net sales for at least the next 12 months. However, there can be no assurance that the U. S. Air Force will continue to purchase from the Company at historical levels, if at all.

      Sales to alternate channel partners were $3,125 and accounted for approximately 48.3% of net sales in the quarter ended June 30, 1998. Such sales represent a 51% increase over sales to alternate channel partners in the second quarter of 1997, and are primarily attributable to the Company's continued efforts to expand and enhance its alternate channel relationships with both new and existing partners. Sales to the Company's primary alternate channel partner, Unisys Corporation ("Unisys"), accounted for approximately 28% of the Company's net sales in the quarter ended June 30, 1998. There can be no assurance that Unisys will continue to place orders with the Company or that orders from Unisys will continue at their previous levels.

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

      During the first quarter of 1997, the Company commenced selling products to Tandem Computers Incorporated ("Tandem"). Sales to Tandem accounted for approximately 15.8% of the Company's net sales in the quarter ended June 30, 1998. In January 1998, Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem, announced its planned acquisition of Digital Equipment Corp. ("Digital"), a competitor of the Company. Presently, it is too early to accurately determine the impact of Compaq's potential acquisition of Digital on the Company's direct sales to Tandem.

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

      Sales to the Company's commercial customers were $2,144 and accounted for approximately 33% of net sales in the quarter ended June 30, 1998. Such sales represent a 44% increase over sales to commercial accounts in the quarter ended June 30, 1997.

      Gross Profit

      The Company's cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. The Company's gross profit decreased by approximately $623 to approximately $1,967 from $2,590 in the three months ended June 30, 1997. Such decrease in gross profit is due primarily to the lower volume of sales to the U. S. Air Force through a Federal integrator during the second quarter of 1998, a large proportion of which consists of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower gross profit than the Company's proprietary products. As a result of lower sales to the U. S. Air Force, the Company's gross profit percentage increased to 30.4% in the three months ended June 30, 1998, as compared to 28.5% in the corresponding period in the prior year.

      Operating Expenses

      Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, trade shows and expenses associated with the Company's management, accounting, contract and administrative functions. The Company anticipates that SG&A spending levels will decrease as a percentage of sales to the extent sales to OEMs increase as a percentage of sales. Sales to OEMs typically absorb much of the administrative burden otherwise incurred by the Company. SG&A expenses increased as a percentage of net sales representing 32% and 21% for the three months ended June 30, 1998 and 1997, respectively. SG&A expenses increased by $189 to $2,053 in the three months ended June 30, 1998 from $1,864 in the three months ended June 30, 1997. Such increase was due primarily to lower sales volume, the hiring of additional sales and marketing personnel and enhanced efforts to market new product developments, offset, in part, by lower commissions resulting from lower sales volume. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 68% and 60% of such expenses in the three months ended June 30, 1998 and June 30, 1997, respectively.

      Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses increased in the three months ended June 30, 1998 by $398 or 125% from $319 in the corresponding period of the prior year. This increase is due primarily to the hiring of additional engineers to continue the product development initiative associated with the enhancements to the Company's proprietary mass storage products and to the development of a new technology center. Such expenses for the second quarter of 1998 represented approximately 11.1% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 15.3% of the Company's net sales. Research and development expenses are anticipated to increase substantially, in the near future, to enable the Company to update and expand upon its existing product offerings and to integrate its products into systems of future OEMs.

      Research and development products for which the Company expects to devote resources in the near future relate to: (i) the continued development of a new technology center; (ii) a next generation of the Synchronix family of products;
(iii) the development of a distributed file system storage architecture; (iv) new interface connectivities; (v) customized OEM products; and (vi) the development of a ServerNet product with Tandem. The Company believes that the anticipated increase in its research and development investment could adversely affect earnings in the next six months.

      Net Interest (Income)Expense

      Net interest income was $91 for the three months ended June 30, 1998, while net interest expense was $54 for the three months ended June 30, 1997. Such fluctuation was due principally to higher cash balances resulting from cash generated by the Company's follow-on public offering in August 1997 and a reduction in the borrowings against the Company's accounts receivable line of credit.

      Six Months Ended June 30, 1998 and 1997
      ---------------------------------------

      Net Sales

      Net sales decreased by approximately $3,131 or 17.6% in the six months ended June 30, 1998, as compared to net sales in the six months ended June 30, 1997. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 93% and 94% of net sales in the six months ended June 30, 1998 and 1997, respectively. Sales by the Company in its capacity as a VAR accounted for 2% and 1% of net sales in both the six months ended June 30, 1998 and 1997, respectively. Services and other revenues accounted for 5% of net sales in both the six-month periods ended June 30, 1998 and 1997, respectively. The decrease in the 1998 period resulted primarily from a decrease in sales of the Company's mass storage enhancement systems to the U.
S. Air Force through a Federal integrator.

      Sales to the U. S. Air Force through a Federal integrator were $4,238 and accounted for approximately 29% of net sales in the six months ended June 30, 1998. Sales to the U. S. Air Force in the six months ended June 30, 1998 declined by approximately 58% as compared to such sales in the six months ended June 30, 1997. The Company believes that sales to the U. S. Air Force will continue to comprise a significant portion of the Company's net sales for at least the next 12 months. However, there can be no assurance that the U.
S. Air Force will continue to purchase from the Company at historical levels, if at all.

      Sales to alternate channel partners were $6,851 and accounted for approximately 47% of net sales in the six months ended June 30, 1998. Such sales represent a 48% increase over sales to alternate channel partners in the comparable period of 1997. Such increase is primarily attributable to the Company's continued efforts to expand and enhance its alternate channel relationships with both new and existing partners. Sales to the Company's primary alternate channel partner, Unisys accounted for approximately 25% of the Company's net sales in the six months ended June 30, 1998. There can be no assurance that Unisys will continue to place orders with the Company or that orders from Unisys will continue at their previous levels.

      During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for approximately 15.4% of the Company's net sales in the six months ended June 30, 1998.

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

      Sales to the Company's commercial customers represented $3,620 and accounted for approximately 25% of net sales in the six months ended June 30, 1998. Such sales represent a 16% increase over sales to commercial accounts in the six months ended June 30, 1997.

      Certain sales previously classified as sales to commercial customers in the six months ended June 30, 1997 have been reclassified as sales to the U.S. Air Force through a federal integrator for the six months ended June 30, 1997. Such reclassification has been reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      Gross Profit

      The Company's gross profit decreased by approximately $595 in the six months ended June 30, 1998 to approximately $4,397 from $4,992 in the six months ended June 30, 1997. Such decrease in gross profit is due primarily to the lower volume of sales to the U. S. Air Force through a Federal integrator during the six months ended June 30, 1998, a large proportion of which consists of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower gross profit than the Company's proprietary products. As a result of lower sales to the U.S. Air Force, the Company's gross profit percentage increased to 29.9% in the six months ended June 30, 1998, as compared to 28% in the corresponding period of the prior year.

      Operating Expenses

      SG&A expenses increased by $414 to $3,900 in the six months ended June 30, 1998 from $3,486 in the six months ended June 30, 1997. SG&A expenses increased as a percentage of net sales representing 26.5% and 19.5% for the six months ended June 30, 1998 and 1997, respectively. The Company anticipates that SG&A spending levels will decrease as a percentage of sales to the extent sales to OEMs increase as a percentage of sales. Sales to OEMs typically absorb much of the administrative burden otherwise incurred by the Company. Such increases were due primarily to lower sales volume and the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market the Company's current and new product offerings. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 70% and 62% of such expenses in the six months ended June 30, 1998 and June 30, 1997, respectively.

      Research and development expenses increased in the six months ended June 30, 1998 by $625 or 90% from $696 in the corresponding period of the prior year. This increase is due primarily to the hiring of additional engineers to continue the product development initiative associated with the enhancements to the Company's proprietary mass storage products and to the development of a new technology center. Such expenses for the six months ended June 30, 1998 represented approximately 9% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 12.1% of the Company's net sales.

      Net Interest (Income) Expense

      Net interest income was $216 for the six months ended June 30, 1998, while net interest expense was $112 for the six months ended June 30, 1997. Such fluctuation was due principally to higher cash balances resulting from cash generated by the Company's follow-on public offering in August 1997 and a reduction in the borrowings against the Company's accounts receivable line of credit.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

      Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On June 30, 1998, the Company's cash balance was approximately $9,000.

      Net cash used in operating activities was $311 and $2,872 for the six months ended June 30, 1998, and June 30, 1997, respectively. Such use of cash in 1998 resulted primarily from a decrease in accounts payable and accrued liabilities offset, in part, by a decrease in inventory and accounts receivable. Net cash used in financing activities was $864 for the six months ended June 30, 1998, while net cash provided by financing activities was $212 for the six months ended June 30, 1997. Such use of cash in 1998 resulted primarily from a net reduction of certain loans payable.

      The Company used $978 and $111 for the acquisition of equipment by direct purchase during such respective periods. Such expenditures in 1998 primarily consisted of a capital investment associated with the Company's new enterprise-wide ERP software system, as well as capital equipment relating to the Company's research and development efforts. Total capital expenditures for 1998 are expected to be approximately $1,500, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. The net activities, under the Company's accounts receivable financing facility, were payments of $1,031 and borrowings of $97 for the six months ended June 30, 1998 and 1997, respectively.

      The Company's working capital was $14,000 and $15,300 at June 30, 1998 and December 31, 1997, respectively.

      On July 9, 1997, the Company entered into a full recourse factoring facility with NationsBanc Commercial Corporation ("NCC") which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of June 30, 1998, the Company had no balance outstanding under this full recourse factoring facility.

      On May 17, 1996, the Company's direct pay line of credit with AT&T Commercial Finance Corporation ("AT&T-CFC") was terminated and its general line of credit with AT&T-CFC was increased to $2,000. Effective December 1, 1997, The Finova Group Inc. ("Finova") acquired the Company's general line of credit with AT&T-CFC. The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Finova extended such general line of credit to April 30, 1999, on the same terms and conditions.

      The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The Company relied on this line of credit for 1% and 16% of its inventory acquisitions, respectively, the majority of which were purchases from Tech Data Corporation in the six months ended June 30, 1998, and Bell Microproducts and Tech Data Corporation in the six months ended June 30, 1997. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $69. As of June 30, 1998, the Company had no balance outstanding under this credit line, and available credit under such line towards future inventory purchases was $2,000.

      AT&T-CFC and NCC had entered into an intercreditor subordination agreement with respect to their relative interest in substantially all of the Company's assets. Effective December 1, 1997, Finova entered into such intercreditor subordination agreement with NCC.

      The Company's agreement with NCC restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's agreement with Finova prohibits the payment of dividends. AT&T-CFC, the previous lender under the Finova line of credit, waived such prohibition in connection with the dividend payments made to the former holders of the Series B Preferred Stock and Series C Preferred Stock.

      During 1997, the Company utilized $222 of net operating loss carryover ("NOL") for federal tax purposes. The Company has a NOL for Federal income tax purposes of approximately $7,174 which will begin to expire 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $226 which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $68. These credits can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits may be limited.

      The Company also has approximately $9,974 of state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $219 as of December 31, 1997.

      Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to offset the Company's net deferred tax assets because the Company is in a cumulative loss position. Such valuation allowance will be reassessed periodically by the Company.

      In February 1998, the Company's Board of Directors approved resolutions authorizing the expenditure of up to $1,000 dollars for the research and development of a distributed file system storage architecture and other significant enhancements to the current Synchronix product family. As of June 30, 1998, the Company expended approximately $110 on such research and product developments.

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

      The Company believes that each of Synchronix, Synchronection-FT and Raven UX 410 is Year 2000 compliant and has so advised its customers. However, the Company has not performed a comprehensive test of such products to determine that they are Year 2000 compliant. In addition, the Company has no control over software modifications made by third parties or the combination of its products with software programs or hardware that is not Year 2000 compliant or that software developed by third parties and combined with the Company's products will be Year 2000 compliant. Additionally, there can be no assurance that such potential instances of non-compliance will not adversely affect the Company's business, operating results and financial condition. The Company has established no reserves for expenses associated with correcting Year 2000 compliance issues or for any liability associated with such non-compliance.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Shareholders of the Company (the "Meeting") was held on June 4, 1998.

      There were present at the Meeting either in person or by proxy common shareholders holding an aggregate of 8,362,662 shares out of a total number of 10,919,163 shares issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:

NOMINEE                 FOR                     WITHHELD

Michael E. Faherty      8,322,372 Shares        40,290 Shares
Gale R. Aguilar         8,323,172 Shares        39,490 Shares
Gregg M. Azcuy          8,323,172 Shares        39,490 Shares
James K. Dutton         8,323,172 Shares        39,490 Shares
Donald E. Fowler        8,323,172 Shares        39,490 Shares
Frank R. Triolo         8,323,172 Shares        39,490 Shares
Thomas I. Unterberg     8,323,172 Shares        39,490 Shares

      Also at the Meeting, a vote was taken on the proposal to amend the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under such plan from 600,000 to 1,600,000 shares. Of the 8,362,662 shares present at the Meeting in person or by proxy, 2,998,015 shares were voted in favor of such proposal, 418,134 shares were voted against such proposal and 31,598 shares abstained from voting. There were also 4,914,915 broker non-votes with respect to such proposal.

      In addition a vote was taken at the Meeting on the proposal to amend the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under such plan from 150,000 to 400,000 shares. Of the 8,362,662 shares present at the Meeting in person or by proxy, 3,122,327 shares were voted in favor of such proposal, 294,552 shares were voted against such proposal and 30,868 shares abstained from voting. There were also 4,914,915 broker non-votes with respect to such proposal.

      Finally, a vote was taken at the Meeting on the proposal to ratify the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998. Of the 8,362,662 shares present at the Meeting in person or by proxy, 8,005,669 shares were voted in favor of such proposal, 339,445 shares were voted against such proposal and 17,548 shares abstained from voting.

Item 6.           Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            11    Calculation of Earnings Per Share

            27.1  Financial Data Schedule for the period ended June 30, 1998.

            27.2 Restated Financial Data Schedule for the period ended September 30, 1997.

            27.3 Restated Financial Data Schedule for the period ended June 30, 1997.

            27.4 Restated Financial Data Schedule for the period ended March 31, 1997.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ECCS, Inc.

Date:  July 31, 1998                           By: /s/  Gregg M. Azcuy
                                              -----------------------------
                                              Gregg M. Azcuy, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

Date:  August 7, 1998                          By: /s/ Louis J. Altieri
                                              -----------------------------
                                              Louis J. Altieri, Vice President,
                                              Finance and Administration
                                              (Principal Financial and
                                              Accounting Officer)