Form 10-Q
period 1998-09-30
ECCS INC
filed 1998-11-12
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                           Commission File No. 0-21600

                                   ECCS, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

     New Jersey                                      22-2288911
    -------------------------------        -----------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    One Sheila Drive, Tinton Falls, New Jersey                           07724
    --------------------------------------------------------------------------
    (Address of Principal Executive Offices)                        (Zip Code)

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

             Yes:     X                               No:

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1998:

          Class                                           Number of Shares
          -----                                           ----------------
  Common Stock, $.01 par value                               11,001,984

                                   ECCS, INC.

                                TABLE OF CONTENTS

                                                                       Page
PART I. FINANCIAL INFORMATION............................................1
-----------------------------

   Item 1.  Financial Statements.........................................1

      Consolidated Balance Sheets as of December 31, 1997 (audited)
      and September 30, 1998 (unaudited).................................2

      Consolidated Statements of Operations for the
      three months ended September 30, 1997 and
      September  30, 1998 and for the nine months
      ended  September 30, 1997 and
      September 30, 1998 (unaudited).....................................3

      Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1997 and
      September 30, 1998 (unaudited).....................................4

      Notes to Consolidated Financial Statements (unaudited).............5

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations............10

      Overview .........................................................10

      Results of Operations (Dollars in Thousands)......................12

      Liquidity and Capital Resources (Dollars in Thousands)............18

PART II. OTHER INFORMATION..............................................22
--------------------------

   Item 5.  Other Information...........................................22

   Item 6.  Exhibits and Reports on Form 8-K............................22

SIGNATURES..............................................................23
----------

                          PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements.

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      December 31, September 30,
                                                         1997          1998
                                                      ------------  ------------
                                                                    ( unaudited)
Assets:

Current Assets:
  Cash and cash equivalents.........................     $ 11,625     $  9,005
  Accounts receivable, less allowance for doubtful
   accounts of $297 and $230 at December 31, 1997 and
   September 30, 1998, respectively...................      5,737        5,624
  Inventories.........................................      4,596        4,785
  Prepaid expenses and other receivables..............        506          507
                                                          -------      -------
                                                           22,464       19,921
Property, plant and equipment (net)...................      1,372        1,810
Capitalized software (net)............................        811        1,343
Other assets..........................................        345          257
                                                         --------      -------
     Total Assets ....................................   $ 24,992      $23,331
                                                         ========      =======
Liabilities and Shareholders'Equity
Current Liabilities:
  Loans payable.......................................   $  1,031       $1,410
  Current portion of capital lease obligations........         11           89
  Accounts payable....................................      3,833        3,298
  Accrued expenses and other..........................      1,385        1,248
  Warranty............................................        534          540
  Customer deposits, advances and other credits.......        410          218
                                                         --------      -------
                                                            7,204        6,803
Capital lease-long term net of current portion........         --          124
Deferred rent.........................................        145           96
                                                         --------      -------
                                                            7,349        7,023
                                                         --------      -------

Shareholders' Equity:
  Common stock, $0.01 par value per share,
   authorized, 20,000,000 shares; issued and
   outstanding 10,918,188 shares and 11,001,984
   shares at December 31, 1997 and September 30,
   1998, respectively.................................        109          110
  Capital in excess of par value - common ............     25,615       25,824
  Deficit.............................................     (8,081)      (9,626)
                                                         ---------     --------
                                                           17,643       16,308

   Total Liabilities and Shareholders'Equity..........   $ 24,992       23,331
     .                                                   ========      =======


                 See notes to consolidated financial statements.



                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                For the Three Months    For the Nine Months
                                                 Ended September 30      Ended September 30
                                                ---------------------   -------------------
                                                    1997      1998        1997         1998

Net sales ...................................   $   8,669   $  6,317    $ 26,509    $ 21,026

Cost of sales ...............................       6,210      4,402      19,058      14,714
                                               ----------   --------    --------    --------
  Gross profit ..............................       2,459      1,915       7,451       6,312

Operating expenses:

  Selling, general & administrative .........       1,601      2,222       5,087       6,127
  Research & development ....................         478        733       1,174       2,049
                                               ----------   --------    --------    --------
Operating  income (loss) ....................         380     (1,040)      1,190      (1,864)

  Net interest expense (income) .............          58       (103)        170        (319)
                                               ----------   ---------   --------    ---------
Income (loss) before extraordinary item .....         322       (937)      1,020      (1,545)

  Extraordinary item ........................         120          --        120          --
                                               ----------   ---------   --------    ---------
  Net income (loss) .........................  $      202   $   (937)   $    900     $(1,545)
                                               ----------   ---------   --------    ---------
  Preferred dividends .......................          38          --        192          --
                                               ----------   ---------   --------    ---------

Net income (loss) applicable to common shares   $     164   $   (937)   $   (708)   $ (1,545)
                                               ==========   =========   =========   =========

Earnings (loss) per common share:

Net income (loss) per share before
 extraordinary item .........................   $    0.05   $     --    $   0.19    $    --
                                               ==========   =========  =========    ==========
Net income (loss) per share - basic .........   $    0.02   $   (0.09)      0.13    $   (0.14)
                                               ==========   =========  =========    ==========

Earnings (loss) per common share-
 assuming dilution:

Net income (loss) per common share
 before extraordinary item - diluted ........   $    0.04   $      --  $   0.11     $      --
                                               ==========   =========  ========    ==========
Net  income   (loss)   per  common   share  -
diluted .....................................   $    0.03   $  (0.09)  $   0.10    $   (0.14)
                                               ==========   =========  ========    ==========

Weighted average number of common
 and dilutive shares - basic ................       6,911      10,998     5,288       10,959
                                               ==========   =========  ========    =========
Weighted average number of common and
 dilutive shares - diluted ..................       7,798      10,998     9,369       10,959
                                               ==========   =========  ========    =========


                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Nine Months Ended September 30,
                                                                                    --------------------------------
                                                                                            1997            1998
                                                                                    ---------------  ---------------

Cash flows from operating activities:
   Net income (loss) .............................................................   $    900            $ (1,545)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...............................................        897                 822
     (Increase) decrease in accounts receivable ..................................     (1,653)                113
     Decrease (increase) in inventories ..........................................        876                (189)
     (Increase) decrease in prepaid expenses, other receivables and other assets..       (377)                 87
     Increase in payable to Finova Group AT&T Commercial .........................          5                  --
     Decrease in accounts payable, accrued liabilities, deferred rent
          and other liabilities ..................................................     (1,072)               (715)
     Decrease in customer deposits, advances and other credits ...................       (376)               (192)
                                                                                     ---------            --------
Net cash used in operating activities ............................................       (800)             (1,619)
                                                                                     ---------            --------
Cash flows from investing activities:
   Additions to property, plant and equipment ....................................       (311)             (1,112)
   Additions to capitalized software .............................................       (395)               (680)
                                                                                     ---------            --------
Net cash used in investing activities ............................................       (706)             (1,792)
                                                                                     ---------            --------
Cash flows from financing activities:
   Borrowings under revolving credit agreement ...................................     17,812               7,281
   Repayments under revolving credit agreements ..................................    (19,574)             (6,902)
   Net proceeds from capital lease obligations ...................................        (77)                202
Net proceeds from exercise of employee stock options and issuance
    of common stock ..............................................................        185                 210
Gross proceeds from sales of common stock ........................................     11,831                  --
Underwriting discounts, commissions and expenses for sales of common stock........     (1,148)                 --
Dividends paid on Series B and Series C Convertible Preferred Stock ..............       (519)                 --
                                                                                     ---------           --------
Net cash used in financing activities ............................................      8,510                 791
                                                                                     ---------           --------
Net increase (decrease) in cash and cash equivalents .............................      7,004              (2,620)

Cash and cash equivalents at beginning of period .................................      4,393              11,625
                                                                                     --------            --------
Cash and cash equivalents at end of period .......................................   $ 11,397            $  9,005
                                                                                     ========            ========
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest ....................................................................   $    170            $     71
                                                                                     ========            ========


                 See notes to consolidated financial statements.

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------
    (Information for September 30, 1997 and September 30, 1998 is unaudited)


NOTE 1 - BASIS OF PRESENTATION:

      The information presented for September 30, 1998 and for the three and nine-month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1998, the results of its operations for the three and nine-month periods ended September 30, 1997 and September 30, 1998 and its cash flows for the nine-month periods ended September 30, 1997 and September 30, 1998. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      The consolidated  financial statements include the accounts of the Company
and  its  subsidiaries.   All  significant   intercompany   balances  have  been
eliminated.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS)

      (a)  Organization and Business

      ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, user-definable, fault tolerant, direct platform-attached and network-attached storage subsystems for a wide range of customer requirements.

      The Company sells to a broad range of customers in various industries (e.g. database companies, financial reporting firms, Wall Street enterprises, retail enterprises, non-profit organizations, U.S. Federal Government and Government agencies and telecommunications companies).

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------
    (Information for September 30, 1997 and September 30, 1998 is unaudited)

      (b)  Cash and Cash Equivalents

      The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

      (c)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Inventories consist of the following (in thousands):

                                                 December 31,    September 30,
                                                    1997             1998
                                                -------------    -------------
                                                 (audited)        (unaudited)

Purchased parts...............................    $2,496           $ 3,164
Finished goods................................     2,808             2,448
                                                  ------            ------
                                                   5,304             5,612
  Less: inventory valuation reserve...........       708               827
                                                  ------            ------
                                                  $4,596           $ 4,785
                                                  ======           =======
      (d)  Property, Plant and Equipment

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

      (e)  Fair Value of Financial Instruments

      The fair value amounts for cash, accounts receivable and short-term debt approximate carrying amounts due to the short maturity of these instruments.

      (f)  Software Development Costs

      The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------------------------------
     (Information for September 30, 1997 and September 30, 1998 is unaudited)

life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $437 and $148 for the nine month periods ended September 30, 1997 and September 30, 1998, respectively. At December 31, 1997 and September 30, 1998, the Company had capitalized $2,615 and $3,295 of software development costs, respectively, of which $1,804 and $1,952 had been amortized, respectively.

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

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------
    (Information for September 30, 1997 and September 30, 1998 is unaudited)

      (k)  Income Taxes

     Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109 Accounting for Income Taxes.

      (l)  Stock Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

NOTE 5 -- CANCELLATION AND REISSUANCE OF STOCK OPTIONS

     On October 28, 1997, the Company granted options to purchase (i) 498,400 shares of its common stock, $0.01 par value (the "Common Stock") outside of the Company's registered

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------------------------------------
    (Information for September 30, 1997 and September 30, 1998 is unaudited)


stock option plans, and (ii) 106,000 shares of its Common Stock under the 1996 Stock Plan ((i) and (ii) are collectively referred to as the "Options"), to certain officers and employees at an exercise price of $8.00 per share. On February 18, 1998, the Company canceled the Options previously granted on October 28, 1997. In addition, on February 18, 1998, the Company reissued the Options to certain officers and employees at an exercise price of $4.00 per share.

     On October 21, 1998 the Board of Directors unanimously voted in favor of offering to all employees who were previously granted stock options an opportunity to exchange such options for new stock options to purchase shares of Common Stock of the Company, at an exercise price equal to $1.25 per share (the "New Options"), the fair market value of the Company's Common Stock on such date. The New Options are exercisable to the extent of one-half on each of the first and second anniversary of the date of grant. The Company offered the New Options in order to pursue its commitment to retain key employees, particularly in light of the highly competitive labor market for technical personnel. On November 5, 1998, the Company formally offered its employees the option to exchange all outstanding options for the New Options pursuant to the terms of the 1996 Stock Plan. The number of outstanding options to be exchanged for New Options currently is not known.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     ECCS is a provider of enterprise storage solutions to protect and ensure access to critical data for server attached, Storage Area Networks (SAN), Fibre Channel Storage, and Network Attached storage markets. ECCS designs, manufactures, sells and supports high performance, user-definable, fault and non-fault tolerant storage subsystems to meet a wide range of customer applications, needs and Operating Systems (NT and UNIX). These connectivity options enable storage users the flexibility to choose and deploy a particular storage solution to meet their needs, accommodating both centralized to distributed storage philosophies and environments.

     The Company believes it has developed innovative fault tolerant storage systems through continued investment in engineering and through customer-driven product development. ECCS' strategy is to provide its customers with product innovation to meet their changing business and computing needs. The Company also provides its customers with connectivity options, performance enhancements, flexibility and improved data migration paths to serve most Opens System environments. The user tools the Company has engineered and incorporated into its products are easy to use and automate event fixes, work-arounds and various notification means to track potential problems.

     ECCS products are sold globally through OEM's, VAR's and system integrators. In addition, ECCS' direct sales force sells its products domestically. ECCS sells to a broad range of customers in various industries (e.g. large database companies, financial enterprises, retail enterprises, non-profits organizations, Internet Service Providers, digital imaging users, telecommunications companies and the US Federal Government).

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

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, Year 2000 compliance, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: component quality and availability, changes in business conditions, Year 2000 compliance of the Company's and other vendors' products and related issues, including impact of the Year 2000 problem on customer buying patterns, changes in ECCS' sales strategy and product development plans, changes in the data storage or network marketplace, competition between ECCS and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of ECCS' open systems products, delays in the development of new technology and changes in customer buying patterns.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Three Months Ended September 30, 1997 and 1998
     ----------------------------------------------

     NET SALES

     Net sales decreased by approximately $2,352, or 27.1%, in the three months ended September 30, 1998 as compared to net sales in the three months ended September 30, 1997. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 94.0% and 93.8% of net sales in the quarters ended September 30, 1997 and 1998, respectively. As expected, sales by the Company in its capacity as a VAR continued to be minimal and accounted for 0.4% and 2.4% of net sales in the quarters ended September 30, 1997 and 1998, respectively. Services and other revenues accounted for 5.6% and 3.8% of net sales in the quarters ended September 30, 1997 and 1998, respectively. The decrease in net sales in the 1998 period resulted primarily from a decrease in sales of the Company's mass storage enhancement systems to the U.S. Air Force through a Federal Integrator.

     Sales to the U.S. Air Force through a Federal integrator were $1,743 and accounted for approximately 27.6% of net sales in the quarter ended September 30, 1998. Sales to the U.S. Air Force in this quarter declined approximately 57% as compared to the quarter ended September 30, 1997. The Company believes that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners were $2,339 and accounted for approximately 37% of net sales in the quarter ended September 30, 1998. Such sales represent a 10% decrease in sales to alternate channel partners when compared to the third quarter of 1997. Sales to the Company's primary alternate channel partner, Unisys Corporation ("Unisys"), accounted for approximately 30.5% of the Company's net sales in the quarter ended September 30, 1998. There can be no assurance that Unisys will continue to place orders with the Company or that Orders from Unisys will continue from their previous levels.

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

     During the first quarter of 1997, the Company commenced selling products to
Tandem  Computers  Incorporated  ("Tandem").   Sales  to  Tandem  accounted  for
approximately 6.5% of the

Company's net sales in the quarter ended September 30, 1998. On March 24, 1998, the Company announced that it had signed a corporate purchasing agreement with Tandem pursuant to which Tandem has the ability to purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. The Company's sales to Tandem are made by purchase order. Therefore, the Company has no long-term commitments from Tandem and Tandem generally may cancel orders upon appropriate written notice to the Company. There can be no assurance that orders from Tandem will continue at their historic levels or that the Company will be able to obtain any new orders from Tandem. Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem, acquired Digital Equipment Corp. ("Digital"), a competitor of the Company, in 1998. Presently, it is too early to accurately determine the impact, if any, of Compaq's acquisition of Digital on the Company's direct sales to Tandem.

     In August 1998, the Company executed an agreement with Hewlett Packard Company ("HP") pursuant to which HP may resell the Company's Synchronix products and services through HP's North American Local Product Organization. This agreement provides the Company with an additional alternate channel partner. The Company believes that HP provides ECCS with an established reseller capability in a wide range of markets. In addition, HP customers will now be able to acquire ECCS' product and services as part of an integrated HP solution. The Company did not have any sales to HP in the third quarter of 1998. There can be no assurance that the Company's sales of Synchronix products, or other products, will increase as a result of its agreement with HP.

     The Company continues efforts to establish potential OEM relationships for specialized and standard versions of its Synchronix product line, in addition to its relationships with Unisys and Tandem. There can be no assurance, however, that such additional relationships will be established, or if established, that they will decrease the Company's reliance on its previously established OEM relationships with Unisys and Tandem.

     Sales to the Company's commercial customers were $2,235 and accounted for approximately 35.4% of net sales in the quarter ended September 30, 1998. Such sales represent an 11% increase over sales to commercial accounts in the quarter ended September 30, 1997. Such increase was primarily due to the Company's continued focus on commercial sales of its Synchronix product line offering.

      GROSS PROFIT

     The Company's cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software development costs. The Company's gross profit decreased by approximately $544, to approximately $1,915 from $2,459 in the three months ended September 30, 1997. Such decrease in gross profit is due primarily to the lower volume of sales to the U.S. Air Force through a Federal integrator during the third quarter of 1998, a large proportion of which consists of third party components integrated with the Company's  proprietary  mass storage  enhancement  products.
Third party components generally have lower margins than the Company's proprietary products. As a result of lower sales to the U.S. Air Force, the Company had a product mix that carries higher margins and, as a result, the Company's gross profit percentage increased to 30.3% in the three months ended September 30, 1998, as compared to 28.4% in the corresponding period in the prior year.

     OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, trade shows and expenses associated with the Company's management, accounting, contract and administrative functions. The Company anticipates that SG&A spending levels will decrease as a percentage of sales to the extent sales to OEMs increase as a percentage of sales. Sales to OEMs typically absorb much of the administrative burden otherwise incurred by the Company. In current periods, however, SG&A expenses increased as a percentage of sales, representing 18.5% and 35.2% of net sales for the three months ended September 30, 1997 and 1998, respectively. SG&A expenses increased by $621, or 39%, to $2,222 in the three months ended September 30, 1998 from $1,601 in the three months ended September 30, 1997. Such increase was due primarily to the hiring of additional sales and marketing personnel and enhanced efforts to market new product developments, offset, in part, by lower commissions resulting from lower sales volume. SG&A increased as a percentage of revenue as a result of a combination of higher SG&A expenses and lower sales volume. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 64% of such expenses in each of both the three months ended September 30, 1997 and September 30, 1998.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses associated with research and development personnel. These expenses increased in the three months ended September 30, 1998 by $255, or 53.3%, from $478 in the corresponding 1997 period. This increase is due primarily to the hiring of additional engineers to continue the product development initiative associated with the enhancements to the Company's proprietary mass storage products and to the development of a new technology center. Such expenses for the third quarter of 1998 represented approximately 11.6% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 15.9% of the Company's net sales. Research and development expenses are anticipated to increase substantially in the near future to enable the Company to update and expand upon its existing product offerings and to integrate its products into the systems of future OEMs.

     Research and development products for which the Company expects to devote resources in the near future relate to (i) a next generation of the Synchronix family of products; (ii) the development of a distributed file system storage architecture; (iii) new interface connectivities; and (iv) customized OEM products. The Company believes that the anticipated increase in its research and development investment could adversely affect earnings in the next six months.

     NET  INTEREST (INCOME) EXPENSE

     Net interest income was $103 for the three months ended September 30, 1998, while net interest expense was $58 for the three months ended September 30, 1997. Such fluctuation was due principally to higher cash balances resulting from cash generated by the Company's follow-on public offering in August 1997 and a reduction in the borrowings against the Company's accounts receivable line of credit.

     EXTRAORDINARY ITEM

     The  extraordinary  item for the three  months  ended  September  30,  1997 consists primarily of a one-time charge incurred in connection with the termination of the Company's financing facility with its former lender. Simultaneously with such termination, the Company entered into a full recourse factoring agreement with NationsBanc Commercial Corporation.

     Nine Months Ended September 30, 1997 and 1998
     ---------------------------------------------

     NET SALES

     Net sales decreased by approximately $5,483, or 20.7%, in the nine months ended September 30, 1998, as compared to net sales in the nine months ended September 30, 1997. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 93.6% and 92.9% of net sales in the nine month period ended September 30, 1997 and 1998, respectively. As expected, sales by the Company in its capacity as a VAR continued to be minimal and accounted for 1.0% and 2.1% of net sales in the nine months ended September 30, 1997 and 1998, respectively. Services and other revenues accounted for 5.4% and 5.0% of net sales in the nine months ended September 30, 1997 and 1998, respectively. The decrease in the 1998 period resulted primarily from a decrease in sales of the Company's mass storage enhancement systems to the U.S. Air Force through a Federal integrator.

     Sales to the U.S. Air Force through a Federal integrator were $5,983 and accounted for approximately 28.5% of net sales in the nine months ended
September 30, 1998. Sales to the U.S. Air Force in the nine months ended September 30, 1998 declined by approximately 57% as compared to such sales in the nine months ended September 30, 1997. The Company believes that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners were $8,228 and accounted for approximately 39.1% of net sales in the nine months ended September 30, 1998. Such sales represent a 24% increase over sales to alternate channel partners in the comparable period of 1997. Such increase is primarily attributable to the Company's continued efforts to expand and enhance its alternate channel relationships with both new and existing partners. Sales to the Company's primary alternate channel partner, Unisys, accounted for approximately 26.4% of the Company's net sales in the nine months ended September 30, 1998. There can be no assurance that Unisys will continue to place orders with the Company or that orders from Unisys will continue at their previous levels.

     Sales to Tandem, another of the Company's alternate channel partners, accounted for approximately 12.7% of the Company's net sales in the nine months ended September 30, 1998.

     Sales to the Company's commercial customers represented $6,815 and accounted for approximately 32.4% of net sales in the nine months ended
September 30, 1998. Such sales represent a 14.3% increase over sales to commercial accounts in the nine months ended September 30, 1997. Such increase was primarily due to the Company's continued focus on commercial sales of its Synchronix product line offering.

     Certain sales previously classified as sales to commercial customers in the nine months ended September 30, 1997 have been reclassified as sales to the U.S. Air Force through a Federal Integrator for the nine months ended September 30, 1997. Such reclassification has been reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     GROSS PROFIT

     The Company's gross profit decreased by approximately $1,139 in the nine months ended September 30, 1998 to approximately $6,312 from $7,451 in the nine months ended September 30, 1997. Such decrease in gross profit is due primarily to the lower volume of sales to the U.S. Air Force through a Federal integrator during the nine months ended September 30, 1998, a large portion of which consists of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower margins than the Company's proprietary products. As a result of lower sales to the U.S. Air Force, the Company had a product mix that carries higher margins and, as a result, the Company's gross profit percentage increased to 30.0% in the nine months ended September 30, 1998, as compared to 28.1% in the corresponding period of the prior year.

     OPERATING EXPENSES

     SG&A expenses increased by $1,040, or 20.4%, to $6,127 in the nine months ended September 30, 1998 from $5,087 in the nine months ended September 30, 1997. SG&A expenses increased as a percentage of net sales representing 19.2% and 29.1% for the nine months ended September 30, 1997 and 1998, respectively. Such increase was due primarily to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market the Company's current and new product offerings. SG&A increased as a percentage of revenue as a result of a combination of higher SG&A expenses and lower sales volume. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 62% and 64% of such expenses in the nine months ended September 30, 1997 and September 30, 1998, respectively. The Company anticipates that SG&A spending levels will decrease as a percentage of sales to the extent sales to OEMs increase as a percentage of sales. Sales to OEMs typically absorb much of the administrative burden otherwise incurred by the Company.

     Research and development expenses increased in the nine months ended September 30, 1998 by $875, or 74.5%, from $1,174 in the corresponding period of the prior year. This increase is due primarily to the hiring of additional engineers to continue the product development initiative associated with the enhancements to the Company's proprietary mass storage products and to the development of a new technology center. Such expenses for the nine months ended September 30, 1998 represented approximately 9.7% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 12.9% of the Company's net sales.

     NET  INTEREST (INCOME) EXPENSE

     Net interest income for the nine months ended September 30, 1998 was $319, while net interest expense was $170 for the nine months ended September 30, 1997. Such fluctuation was due principally to higher cash balances resulting from cash generated by the Company's follow-on public offering in August 1997 and a reduction in the borrowings against the Company's accounts receivable line of credit.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

     Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On September 30, 1998, the Company's cash balance was approximately $9,000.

     Net cash used in operating activities was $800 and $1,619 for the nine months ended September 30, 1997, and September 30, 1998, respectively. Such use of cash in 1998 resulted primarily from the net loss from operations. Net cash provided by financing activities was $791 for the nine months ended September 30, 1998, while net cash provided by financing activities was $8,510 for the nine months ended September 30, 1997. Such net cash provided by financing activities for the nine months ended September 30, 1997 was primarily the result of the follow-on offering which occurred in August 1997.

     The Company used $311 and $1,112 for the acquisition of equipment by direct purchase during such respective periods. Such expenditures in 1998 primarily consisted of a capital investment associated with the Company's new enterprise-wide ERP software system, as well as capital equipment relating to the Company's research and development efforts. Total capital expenditures for 1998 are expected to be approximately $1,500, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. The net activities, under the Company's accounts receivable financing facility, were payments of $1,762 and borrowings of $379 for the nine months ended September 30, 1997 and 1998, respectively.

     The Company's working capital was $15,300 and $13,100 at December 31, 1997 and September 30, 1998, respectively.

     The Company terminated its financing facility with Fidelity Funding in July 1997. In connection with such termination, the Company incurred a one-time extraordinary charge of $120. At the same time, on July 9, 1997, the Company entered into a full recourse factoring facility with NationsBanc Commercial Corporation ("NCC") which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the

Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of September 30, 1998, the Company had $1,410 outstanding under this full recourse factoring facility.

     The Company also has a general line of credit with the Finova Group Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. On October 1, 1998, Finova increased such general line of credit to $3,000 and extended it through January 31, 1999, on the same terms and conditions.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $78. As of September 30, 1998, the Company had no balance outstanding under this credit line, and available credit under such line towards future inventory purchases was $2,000.

     NCC and Finova have entered into an intercreditor subordination agreement with respect to their relative interest in substantially all of the Company's assets.

     The Company's agreement with NCC restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's agreement with Finova prohibits the payment of dividends. Dividend payments made to the former holders of the Company's Series B Preferred Stock and Series C Preferred Stock were made pursuant to waivers obtained by the Company.

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

     In February 1998, the Company's Board of Directors approved resolutions authorizing the expenditure of up to $1,000 dollars for the research and development of a distributed file system storage architecture and other significant enhancements to the current Synchronix product family. As of September 30, 1998, the Company expended approximately $204 on such research and product developments.

     On October 21, 1998 the Board of Directors unanimously voted in favor of offering to all employees who were previously granted stock options an opportunity to exchange such options for new stock options to purchase shares of Common Stock of the Company, at an exercise price equal to $1.25 per share (the "New Options"), the fair market value of the Company's Common Stock on such date. The New Options are exercisable to the extent of one-half on each of the first and second anniversary of the date of grant. The Company offered the New Options in order to pursue its commitment to retain key employees, particularly in light of the highly competitive labor market for technical personnel. On November 5, 1998, the Company formally offered its employees the option to exchange all outstanding options for the New Options pursuant to the terms of the 1996 Stock Plan. The number of outstanding options to be exchanged for New Options currently is not known.

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

     The Company believes that each of Synchronix, Synchronection-FT and Raven UX 410 is Year 2000 compliant and has so advised its customers. However, the Company has not performed a comprehensive test of such products to determine that they are Year 2000 compliant. In addition, the Company has no control over software modifications made by third parties or the combination of its products with software programs or hardware that are not Year 2000 compliant or that software developed by third parties and combined with the Company's products will be Year 2000 compliant. Additionally, there can be no assurance that such potential instances of non-compliance will not adversely affect the Company's business, operating results and financial condition. The Company has established no reserves for expenses associated with correcting Year 2000 compliance issues or for any liability associated with such non-compliance.

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

     The Company believes that its existing available cash, credit facilities and the cash flow expected to be generated from operations will be adequate to satisfy its current and planned operations for at least the next 12 months.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 5.     OTHER INFORMATION.

EXECUTION OF ADDITIONAL ALTERNATE CHANNEL PARTNER AGREEMENT.

     In August 1998 the Company executed an agreement with Hewlett Packard Company ("HP") pursuant to which HP may resell the Company's Synchronix products and services through HP's North American Local Product Organization. This agreement provides the Company with an additional alternate channel partner. The Company believes that HP provides ECCS with an established reseller capability in a wide range of markets. In addition, HP customers will now be able to acquire ECCS' product and services as part of an integrated HP solution. There can be no assurance, however, that the Company's sales of Synchronix products, or other products, will increase as a result of its agreement with HP.

INTRODUCTION OF SYNCHRONIX 2000.

     At the end of the third quarter of 1998, the Company introduced Synchronix 2000, its next generation of high-performance, continuously available data storage systems. Synchronix 2000 is uniquely packaged using independent controller enclosure packaging, Array Controller Enclosure, and disk drive array packaging, Disk Array Enclosure. The product includes redundant active/active Raid controllers with dual Ultra SCSI host busses and fully protected mirrored cache, combined with five Ultra SCSI data busses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

                    11  Calculation of Earnings per Share.

                    27  Financial Data Schedule for the period ended 9/30/98.

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ECCS, Inc.



DATE: November 12, 1998             By:/s/ Gregg M. Azcuy
                                       -------------------------------
                                       Gregg M. Azcuy, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)




DATE: November 12, 1998             By:/s/ Louis J. Altieri
                                       -------------------------------
                                       Louis J. Altieri, Vice President,
                                       Finance and Administration (Principal
                                       Financial and Accounting Officer)