Form 10-K
period 1998-12-31
ECCS INC
filed 1999-03-30
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1998
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from            to
                               ----------    ----------

                         Commission file number 0-21600

                                   ECCS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New Jersey                                      22-2288911
-------------------------------              -----------------------------------
(State or Other Jurisdiction of              I.R.S. Employer Identification No.)
Incorporation or Organization)


                   One Sheila Drive, Tinton Falls, New Jersey
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 747-6995
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------

------------------------               -----------------------------------------

------------------------               -----------------------------------------

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

                   Yes: X                                   No:
                       ---                                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $11,597,948 at February 26, 1999 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 26, 1999:

Class                                                   Number of Shares
-----                                                   ----------------

Common Stock, $.01 par value                                11,027,084

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

           Item                                                             Page
           ----                                                             ----

PART I     1.   Business..................................................    1

           2.   Properties................................................   13

           3.   Legal Proceedings.........................................   14

           4.   Submission of Matters to a Vote of Security Holders.......   14

PART II    5.   Market For the Company's Common Equity and Related
                Shareholder Matters.......................................   15

           6.   Selected Consolidated Financial Data......................   17

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   18

           8.   Financial Statements and Supplementary Data...............   28

           9.   Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure.......................   28

PART III   10.  Directors and Executive Officers of the Company...........   29

           11.  Executive Compensation....................................   29

           12.  Security Ownership of Certain Beneficial Owners
                and Management............................................   29

           13.  Certain Relationships and Related Transactions............   29

PART IV    14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K...................................   30

SIGNATURES................................................................   31

EXHIBIT INDEX.............................................................   33

FINANCIAL STATEMENTS......................................................   F-1

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


                                     PART I

Item 1. Business.

General

     ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, fault tolerant data storage solutions for a wide range of customer requirements. ECCS' flagship product, Synchronix, which the Company began selling in 1996, is a full feature fault tolerant RAID (redundant array of independent disks) product family designed for use in NT and UNIX clustered environments. The Company's products are compatible with most Open System computing platforms and enable customers to store, protect and access data and to centralize data management functions across an organization's disparate computer environments.

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

     From its founding until 1994, the Company's principal business was the value added resale of NCR products. Sales to AT&T business units made up a large portion of such business. During 1994, as a result of AT&T's acquisition of NCR and subsequent change in its purchasing policies, the Company undertook a product development initiative to reposition the Company as a provider of proprietary mass storage enhancement products. A number of products have resulted from these efforts including Synchronix and Synchronection, a fault tolerant network file server. During 1997 and 1998, approximately 93% and 96% of the Company's sales were derived from sales of the Company's proprietary products, respectively. The Company was incorporated in New Jersey in February 1980 under the name The Word Store, Inc. The Company's name was changed to ECCS, Inc. in November 1985. Unless the context otherwise requires, the terms "Company" and "ECCS" refer to ECCS, Inc. and its subsidiaries. The address of the Company's principal corporate offices is One Sheila Drive, Tinton Falls, New Jersey 07724, and its telephone number is 732-747-6995.

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

     Host or Network Attached. The Company's products allow users the choice of either direct attachment to a host/platform or a fault tolerant network attached storage device.

Strategy

     ECCS' objective is to further establish and solidify its position in the rapidly growing Open Systems fault tolerant storage market. The Company's strategic focus centers around serving users whose mission critical applications require high performance and high reliability storage products. The Company's strategy incorporates the following key elements: develop and broaden end user sales revenues of all its products; increased focus on fault tolerant network attached storage, focus on furthering the development of clustering technologies and distributed file systems that offer unique value-added features; broaden its marketing penetration into the Federal business sector; continue to pursue alternate channels of sales for the Company's products; and protect its technological edge.

     The Company continues to focus on offering superior, value-added product features to the Open Systems storage market. The Company is developing products to meet this objective and plans to make several enhancements to its product offerings this year.

     First Mover Position in Emerging Technologies. The Company intends to continue to establish itself as the data storage solution of choice for emerging clustering technologies such as Microsoft Cluster Server technology (MSCS). In addition, the Company has started development of new technologies that will offer control of files at the storage system level. If successful, this development would enable the Company to offer file management features superior to product offerings available in the industry today. The Company also plans to develop several product features to enhance performance, backup and storage control.

     Sales to End Users. The Company will place emphasis on the marketing of fault tolerant network-attached storage products developed by the Company which incorporate the Synchronix family systems. Network-attached products are increasingly gaining acceptance as a method to attach storage. The Company believes that its network-attached storage products offer significant value compared to other available offerings. The Company anticipates that increased sales of its network-attached products will provide an increased momentum and referral base necessary for the Company to successfully implement this strategy. The Company will continue to offer all of its other fault tolerant products, Synchronix 1000 and 2000, Raven, and vanity-based solutions to this market. The end user sales organization is being increased in order to focus sales efforts on commercial and government end user accounts. Direct sales generally carry higher gross margins.

     Federal Sales. The Company has maintained a significant volume of sales to the Federal Government, principally the U.S. Air Force through several Federal integrators. The Company plans to broaden its sales base to include additional Federal Government entities by establishing direct contact with such entities in conjunction with the use of select Federal Government resellers. In 1998, the Company had limited sales to other Federal Government entities, including the US Navy. The Company will continue to develop products that meet the anticipated needs of these customers.

     Protect Technological Edge. ECCS intends to continue to improve upon its current products as well as develop, or acquire for resale, new product for data storage. The Company believes that it possesses substantial technical expertise gained through years of internal research and development. ECCS holds several patents on its RAID controller and associated technology. ECCS believes that its development efforts have produced a product line with advanced features and functionality that provide it with a competitive advantage in the marketplace. The Company further believes that its position as an innovator of fault tolerant storage systems will continue due to its ongoing investment in engineering and the Company's understanding of its customers changing needs.

     Alternate Channel Sales. The Company markets its products to several organizations that provide their own sales forces to resell the Company's products. These efforts offer the Company significant revenue opportunities. The use of alternate channel partners provides the Company increased visibility in the industry, additional marketing opportunities and the ability to leverage additional sales organizations.

     The Company continues its efforts to market its products to larger OEM companies and believes that several of its products under development will attract the interest of these customers. The Company's OEM sales efforts are divided into two broad groups through which the Company markets its products and/or services.

o Resellers and Value Added Resellers (VARs) - The Company has several resellers that it currently engages to resell the Company's full line of products. These resellers augment the end user effort and contribute to the revenue goals of the Company. The Company actively focuses on identifying resellers that will be able to take advantage of the Company's products and/or offer additional services to end users.

o OEMs - In addition to its relationship with Unisys and Tandem, the Company continues efforts to establish potential OEM relationships for versions of all of its product lines. There can be no assurance, however, that such additional relationships will be established, or if established, that they will decrease the Company's reliance on the established relationships.

     The Company is actively pursuing each element of its strategy. No assurance can be given, however, as to when or if these goals will be achieved.

Products and Technology

     The Company's family of mass storage enhancement products includes fault tolerant RAID products, external disk, optical and tape systems and internal disk and tape storage devices and storage related software. The Company designs its fault tolerant RAID products to comply with standards adopted by the industry and the RAID Advisory Board.

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

     During 1998, the Company announced the introduction of the Synchronix 2000, the Company's next generation of high performance, continuously available data storage system. In addition to the original Synchronix features and functionality, the Synchronix 2000 has been uniquely packaged using independent controller enclosures known as the Array Controller Enclosure (ACE) and separate disk drive array packaging or Disk Array Enclosure (DAE). The Company believes that the use of redundant active/active RAID controllers with dual Ultra SCSI host busses and fully protected mirrored cache, combined with five Ultra SCSI data busses, delivers superior performance over competing products.

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

     Raven UX 410 is a powerful, flexible, all-in-one server for departmental, Internet and Intranet requirements. The Raven UX 410 offers high performance, with a scalable server which provides for continuous availability server application with integrated RAID protection. The storage offered on the Raven UX 410 includes disk, tape, CD-ROM and floppy devices and RAID with processor in one small desktop, deskside or rackmount footprint. The Raven UX 410 can be optionally configured with industry standard tape drives, CD-ROMs and floppy disks. The Company sells Raven UX primarily to the Federal Government.

     Synchronix FibrePACC combines the speed and scalability of Fibre Channel Arbitrated Loop (FC-AL), with high performance datapool, RAID data protection and high availability cluster options in a flexible space-efficient package for fibre channel drives. The Company introduced Synchronix FibrePACC in September 1998.

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the Year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem." The Company believes that each of Synchronix, Synchronection-FT, Raven UX 410 and Synchronix FibrePACC is Year 2000 compliant. There can be no assurances, however, that such products are Year 2000 compliant. Although the Company believes its products are Year 2000 compliant, the purchasing patterns of customers and potential customers may be affected by issues associated with the Year 2000 Problem. As companies expend significant resources to correct their current data storage solutions, these expenditures may result in reduced funds available to purchase products such as those offered by the Company. There can be no assurance that the Year 2000 Problem will not adversely affect the Company's business, operating results and financial condition.

Sales and Marketing

     The Company markets its products through alternate channel partners, including OEMs, VARs and distributors, and directly to Federal and commercial end users through its internal sales force.

     Relationships with Unisys and Tandem. Sales under the Company's OEM agreement with Unisys commenced in 1996. All sales to Unisys have been sales of mass storage enhancement products. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five-year term beginning May 1, 1995, and Unisys has the right to extend such term for successive one-year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. The Company's sales are made by purchase order. Therefore, the Company has no long-term commitments from Unisys and Unisys generally may cancel orders on 30 days notice. There can be no assurance that orders from Unisys will continue at their historic levels or that the Company will be able to obtain any new orders from Unisys.

     Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem Computers Incorporated ("Tandem"), acquired Digital Equipment Corporation ("Digital"), a competitor of the Company, in 1998. On March 24, 1998, the Company announced a relationship with Tandem pursuant to which Tandem could purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. Although Tandem purchased product from the Company throughout 1998, the acquisition of Digital by Compaq has adversely effected the Company's sales to Compaq/Tandem. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intends to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it would terminate the contract effective February 15, 1999, which, pursuant to the reseller agreement, would give Tandem an additional ninety days to purchase product from the Company.

     In August 1998, the Company executed an agreement with Hewlett Packard Company ("HP") pursuant to which HP may resell the Company's Synchronix products and services through HP's North American Local Product Organization. This agreement provides the Company with an additional alternate channel partner. The Company believes that HP provides ECCS with an established reseller capability in a wide range of markets. In addition, HP customers will now be able to acquire ECCS' product and services as part of an integrated HP solution. There can be no assurance, however, that the Company's sales or Synchronix products, or other products, will increase as a result of its agreement with HP. In 1998, there were no significant sales to HP.

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

     Direct Sales. ECCS currently focuses its direct sales efforts on commercial and government end user accounts. The Company's direct sales force consists of twenty-three people. The Company conducts sales and marketing from its corporate headquarters in New Jersey and from its offices in Alpharetta, Georgia; Herndon, Virginia; San Jose, California; and Houston Texas. The Company believes that direct sales and support can lead to better account penetration and control, better communications and long-term relationships with end user customers, opportunities for follow-on sales to the existing customer base and more accurate identification of current and future end user customer requirements with which to guide product specification and development efforts. The sales activities of the Company's direct sales force include cold calling, attending trade shows and exhibitions and pursuing sales leads provided by current customers.

     The Company uses its direct sales force to market to the U.S. Air Force, primarily through several Federal Government integrators. There are no minimum purchase requirements. The Company plans to broaden its sales base to include additional Federal Government entities by establishing direct contact with such entities in conjunction with the use of select Federal Government resellers. There can be no assurance that there will be additional sales to Federal Government entities.

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

     The Company believes that the currently available alternative mass storage devices are not adequate substitutes with respect to the particular applications addressed by the Company's products. Such alternatives address different requirements for characteristics such as storage capacity, data access speed, reliability, fault tolerance and price/performance. Most computer systems companies and companies that offer memory enhancement products also offer fault tolerant, mass storage and backup products and technologies, or are undertaking development efforts, which compete or may compete with the Company in the mass storage marketplace for Open Systems-based networked computers, including companies considerably larger and with greater resources than those of the Company. To the Company's best knowledge, current providers of fault tolerant products and technology in the Open Systems marketplace on an OEM basis and/or to end users include, among others, EMC, Data General, Digital and LSI Logic. Many larger companies currently provide fault tolerant solutions for the mainframe and mini-computer market segments. There can be no assurance that such companies will not enter the fault tolerant RAID marketplace for Open Systems-based non-mainframe, non-mini-computer computers.

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

     Significant vendors to the Company include Unisys, Bell Microproducts, Seagate Technology and Anthem Electronics, Inc. ("Anthem"). During 1997, purchases from these vendors totaled $7.8 million or 32%, $4.2 million or 17%, $3.3 million or 14% and $1.1 million or 5%, respectively, of the Company's total purchases and, for 1998, $6.6 million or 30%, $5.1 million or 23%, $2.6 or 12% and $.5 million or 2%, respectively, of the Company's total purchases.

     On June 27, 1995, the Company entered into a Manufacturing Services Agreement with Unisys (the "Manufacturing Services Agreement"), its primary manufacturer, that defines the terms of sales and support services. Pursuant to such agreement, Unisys will manufacture certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by the Company to Unisys.

     In February 1999, Unisys, the primary outside manufacturer for the Synchronix system, notified the Company that Unisys was closing its Winnipeg computer storage systems manufacturing plant by July 31, 1999 and accordingly, the Manufacturing Service Agreement will be terminated at that time. The Company plans to locate another third party manufacturer and/or manufacture such systems in-house. Although the Company anticipates that it has sufficient facilities and expertise to manufacture the Synchronix 1000 and Synchronix 2000 in-house, there can be no assurance that material problems will not arise in the future that could materially adversely effect the Company's results of operations.

     In February 1999, the Company received ISO 9001 certification. Such certification reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. There can be no assurance that the Company will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification.

     The Company has purchase order supply arrangements with Bell Microproducts and Anthem pursuant to which the Company orders on terms negotiated at the time of each such order. There are no minimum purchase requirements. These arrangements are terminable by either party at any time.

Research and Development

     The Company participates in an industry that is subject to rapid technological changes, and its ability to remain competitive depends on, among other things, its ability to anticipate such changes. As a result, the Company has devoted substantial resources to product development. The Company's research and development expenditures were $1,466,000 in 1996, $2,289,000 in 1997 and $3,592,000 in 1998, of which $439,000, $602,000 and $909,000, respectively, were capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

     Research and development expenditures in 1998 related to the Company's continued investment in and enhancements to the Company's current mass storage enhancement products. Research and development projects for which the Company expects to devote resources in the near future relate to: (i) improvements to the next generation of the Synchronix family of products; (ii) the development of a distributed file system storage architecture; and (iii) new interface connectivities. In 1998, the Company discontinued its efforts to develop a fibre controller and a controller design that incorporates Tandem's Server Net Technology. As a result, the Company incurred a one-time charge in 1998 of $366,000.

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

Employees

     As of December 31, 1998, the Company employed 125 persons, of whom 31 were engaged in marketing and sales; 39 in engineering and research and development; 24 in operations, including customer and technical support, manufacturing and fulfillment; 11 in Professional Services; and 20 in finance, administration and management. None of the Company's employees are covered by collective bargaining agreements. The Company believes that it has been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified technical, manufacturing, marketing and management personnel. The Company considers relations with its employees to be good.

Item 2. Properties.

     The Company leases facilities in Tinton Falls, New Jersey totaling 32,000 square feet. One lease covers 22,000 square feet and expires on December 31, 2000. Such lease contains a renewal option for an additional four-year term. A second lease covers 10,000 square feet and expired on March 31, 1998, and was renewed for an additional 33 months on substantially the same terms as the original lease. The leased space in New Jersey is used for research and development, manufacturing, quality assurance, a substantial portion of sales and marketing and administration. The Company also leases sales offices in Alpharetta, Georgia; Herndon, Virginia; San Jose, California; and Houston, Texas. The Company believes that its facilities are sufficient to meet current needs for its research and development, manufacturing, quality assurance, sales, marketing and administrative requirements.

Item 3. Legal Proceedings.

     There are no individual material litigation matters pending to which the Company is a party or to which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II

Item 5. Market For the Company's Common Equity and Related Shareholder Matters.

     The Company's common stock, $.01 par value (the "Common Stock") is traded on the Nasdaq SmallCap Market under the symbol ECCS. The following table sets forth, for each of the quarters listed below, the high and low sales prices per share of Common Stock as reported by the Nasdaq SmallCap Market for each of the quarters ended March 31, 1997 through December 31, 1998.


                 Quarter Ended                       High             Low
   -------------------------------------        -------------      ---------

   March 1997............................            5.50             3.625
   June 1997.............................            6.00             4.125
   September 1997........................            8.50             4.25
   December 1997.........................            9.75             5.00
   March 1998............................            7.00             3.750
   June 1998.............................            4.063            2.375
   September 1998........................            3.250            1.00
   December 1998.........................            3.125            0.906

     The prices shown above represent quotations among securities dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

     On February 26, 1999, the last sales price of the Common Stock as reported by the SmallCap Market was $1.25 per share. The approximate number of shareholders of record on February 26, 1999 was 160.

     The Company has never declared or paid any dividends on Common Stock. The Company intends to retain any earnings to fund future growth and the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company's factoring facility with NationsBanc Commercial Corporation ("NCC") restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's line of credit facility with The Finova Group Inc. also prohibits the payment of dividends. For a discussion of the Company's credit facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On October 28, 1997, the Company granted options to purchase 498,400 shares of its Common Stock (the "Options"), outside of the Company's registered stock option plans, to certain officers and employees at an exercise price of $8.00 per share. In mid-February 1998, the Company canceled the Options previously granted on October 28, 1997. In addition, at that time, the Company reissued the Options, outside of the Company's registered stock option plans, to certain officers and employees at an exercise price of $4.00 per share.

     On October 21, 1998, the Board of Directors unanimously voted in favor of offering to all employees who were previously granted stock options an opportunity to exchange such options for new stock options to purchase shares of Common Stock of the Company, at an exercise price equal to $1.25 per share (the "New Options"), the fair market value of the Company's Common Stock on such date. The New Options are exercisable to the extent of one-half on each of the first and second anniversary of the date of grant. The Company offered the New Options in order to pursue its commitment to retain key employees, particularly in light of the highly competitive labor market for technical personnel. On November 5, 1998, the Company formally offered its employees the option to exchange all outstanding options for the New Options pursuant to the terms of the 1996 Stock Plan. The number of outstanding options which were exchanged for New Options was 1,487,159. The New Options were granted from both the 1996 Option Plan and the Non-Qualified Stock Option pools.

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

Item 6. Selected Consolidated Financial Data.

     The selected consolidated financial data for the five years ended December 31, 1998, are derived from the Company's audited financial statements. The following should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                         ------------------------------------------------------------------
                                                                   Year Ended December 31,
                                         ------------------------------------------------------------------
                                          1994(1)         1995          1996          1997          1998
                                          -------         ----          ----          ----          ----
Statement of Operations Data:

Net sales...........................       $ 42,738     $ 31,174       $22,604      $ 34,001       $28,466
  Cost of sales.....................         36,563       23,256        15,165        24,226        20,452
                                           --------     --------      --------        ------       -------
Gross profit........................          6,175        7,918         7,439      $  9,775         8,014
  Selling, general and
     administrative expenses........         12,415        9,967         6,907          6,838        8,378
  Research and development
     expenses.......................            978        1,123         1,027          1,687        2,683
                                           --------     --------      --------        -------      -------
Operating income (loss).............         (7,218)      (3,172)         (495)         1,250       (3,047)
  Net interest expense (income) ....            764          487           274             28         (390)
                                           --------     --------      --------        -------   -----------
Income (loss) before extraordinary
item................................         (7,982)      (3,659)         (769)         1,222       (2,657)
Extraordinary item..................             --           --            --            120          --
                                           --------     --------      --------        -------   ----------
Income (loss) from operations
  before provision (benefit)
for income taxes....................         (7,982)      (3,659)         (769)          1,102      (2,657)
  Provision (benefit) for
     income taxes...................         (1,192)          --            --              --          --
                                           --------     --------      --------        --------     -------
Net income (loss)...................         (6,790)      (3,659)         (769)          1,102       (2,657)
  Preferred dividends...............             --           79           248             192           --
                                           --------     --------      --------        --------     -------
Net income (loss) applicable
  to common shares..................       $ (6,790)    $ (3,738)     $ (1,017)       $   910      $(2,657)
                                           ========     ========      ========        =======      =======
Net income per share
  before extraordinary item-basic...       $     --     $     --      $     --        $  0.16      $    --
Net income (loss) per
  share - basic.....................       $  (1.63)    $ (0.88)      $  (0.23)       $  0.14      $ (0.24)
Net income (loss) per share before
  extraordinary item - diluted......       $  (1.63)    $ (0.88)      $  (0.23)       $  0.12      $ (0.24)
Net income (loss) per share - diluted      $  (1.63)    $ (0.88)      $  (0.23)       $  0.11      $ (0.24)
Weighted average common
shares outstanding basic............          4,160       4,232          4,346          6,702       10,969
Weighted average common
shares outstanding diluted..........          4,160       4,232          4,346         10,035       10,969

Balance Sheet Data:
Cash................................       $  1,670     $  1,514      $  4,393        $11,625      $ 5,374
Working capital.....................          2,932        1,134         4,280         15,260       11,969
Total assets........................         21,507       12,435        14,552         24,992       21,374
Loans payable.......................          4,089        1,849         1,762          1,031        1,231
Series B redeemable
  convertible preferred stock.......             --        1,794            --             --           --
Shareholders' equity................          5,673        2,122         6,177         17,643       15,232

----------
(1)  Includes  $380,000  related  to  the  write-down  of  certain   capitalized
     software, $374,000 related to employee termination costs and $3,500,000 of inventory adjustments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     ECCS is a provider of enterprise storage solutions to protect and ensure access to critical data for server attached, Storage Area Networks (SAN), Fibre Channel Storage, and Network Attached storage markets. ECCS designs, manufactures, sells and supports high performance, user-definable, fault and non-fault tolerant storage subsystems to meet a wide range of customer applications, needs and Operating Systems (NT and UNIX). These connectivity options enable storage users the flexibility to choose and deploy a particular storage solution to meet their needs, accommodating both centralized to distributed storage environments.

     ECCS products are sold globally through OEMs, VARs and System Integrators and domestically on a direct basis. ECCS' customers cross all industries, including large database companies (or those that use databases), financial enterprises, retail, non-profit organizations, Internet Service Providers, imaging users, telecommunications and the Federal Government.

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

The following table sets forth, for the periods indicated, the percentage of net sales derived from each of the product groupings the Company uses to analyze sales and revenue:

                                                               Year Ended December 31,
                                                               -----------------------
                                                               1996       1997      1998
                                                               ----       ----      ----

      ECCS mass storage enhancement  products
       (including all ECCS proprietary products and
       certain third party component products)..............   80.0%     92.5%      96.0%
     Value added resales....................................    8.3%      1.1%        -0-
     Services and other revenues............................   11.7%      6.4%       4.0%

     The year to year percentage increases in sales by the Company of is proprietary systems, as well as the year to year percentage decreases in sales by the Company in its capacity as a VAR are due, primarily, to the Company's repositioning as a provider of its own proprietary mass storage enhancement systems including storage subsystems.

     Most of the Company's proprietary products are manufactured under contract by Unisys pursuant to the Company's specifications. In accordance with the Company's instructions, Unisys ships the finished product directly to the Company's customers. The Company believes that by outsourcing certain manufacturing requirements, the Company benefits from the greater purchasing power of the manufacturers, reduction of inventory carrying costs and the avoidance of certain investments in plant, property and equipment. In February 1999, Unisys, the primary outside manufacturer for the Synchronix system, notified the Company that Unisys was closing its Winnipeg computer storage systems manufacturing plant by July 31, 1999 and accordingly the Manufacturing Services Agreement will be terminated at that time. The Company plans to locate another third party manufacturer and/or manufacture such systems in-house. Although the Company anticipates that it has sufficient facilities and expertise to manufacture the Synchronix 1000 and Synchronix 2000 systems in-house, there can be no assurance that material problems will not arise in the future that could materially adversely effect the Company's results of operations.

     In February 1999, the Company received ISO 9001 certification. Such certification reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. There can be no assurance that the Company will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification.

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

     The Company's OEM sales to date have been primarily to Unisys and Tandem. In March 1997, the Company commenced sales of products to Tandem for resale. On March 24, 1998, the Company announced that it had signed a corporate purchasing agreement with Tandem pursuant to which Tandem has the ability to purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. The Company's sales to Tandem will be made by purchase order. Therefore, the Company has no long-term commitments from Tandem and Tandem generally may cancel orders upon appropriate written notice to the Company. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intends to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it would terminate the contract effective February 15, 1999, which, pursuant to the reseller agreement, would give Tandem an addional ninety days to purchase product from the

Company. There can be no assurance that orders from Tandem will continue at their historic levels or that the Company will be able to obtain any new orders from Tandem.

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

     Since 1994, the Company has increased its research and development activity in connection with the development of Synchronix and Synchronection. Research and development expenses consist primarily of salaries and related overhead expenses paid to engineers and programmers. Research and development expenses are anticipated to be a substantial part of the Company's cost structure in the near future to enable the Company to update and expand upon its existing product offerings.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control. See "Forward Looking Statements."

Results of Operations (Dollars in Thousands)

     The following table sets forth for the periods indicated certain financial data as a percentage of net sales.


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                            1996           1997             1998
                                                            ----           ----             ----

Net sales............................................      100.0%           100.0%           100%
  Cost of sales......................................        67.1            71.3           71.9
                                                          -------         -------        -------
Gross profit.........................................        32.9            28.7           28.1
  Selling, general & administrative expenses.........        30.6            20.1           29.4
  Research & development expenses....................         4.5             5.0            9.4
                                                          -------         -------        -------
Operating income (loss)..............................        (2.2)            3.6          (10.7)
  Net interest expense...............................         1.2              .1           (1.4)
                                                          -------         -------        -------
Income (loss) before extraordinary item..............        (3.4)            3.5           (9.3)
Extraordinary item...................................        --                .3             --
                                                          -------         -------          -----
Income (loss) before benefit for income taxes........        (3.4)            3.2           (9.3)
  Benefit for income taxes...........................        --              --               --
                                                          -------         --------         -----
Net income (loss)....................................        (3.4)%           3.2%          (9.3)%
                                                          ========        ========       =======

     Comparison of Years Ended December 31, 1997 and 1998
     ----------------------------------------------------

     Net Sales

     Net sales decreased by approximately $5,535 or 16%, in 1998 as compared to net sales in 1997. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 93% and 96% of net sales in 1997 and 1998, respectively. As expected, sales by the Company in its capacity as a VAR continued to be minimal and accounted for 1% and 0% of net sales in 1997 and 1998, respectively. Services and other revenues accounted for 6% and 4% of net sales in 1997 and 1998, respectively. The decrease in 1998 net sales resulted primarily from a decrease in sales of the Company's mass storage enhancement systems, including sales to the U.S. Air Force through Federal integrators.

     Sales to the U.S. Air Force through Federal integrators accounted for approximately 44% and 33% of net sales in 1997 and 1998, respectively. The Company believes that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. There can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners accounted for approximately 37% and 38% of net sales in 1997 and 1998, respectively. Sales to the Company's primary alternate channel partner, Unisys, accounted for approximately 28% of the Company's net sales in 1998. There can be no assurance that Unisys will continue to place orders with the Company or that orders from Unisys will continue at their previous levels.

     Sales to Tandem, another of the Company's alternate channel partners, accounted for approximately 10% of the Company's net sales in 1998. Although Tandem purchased product from the Company throughout 1998, the acquisition of Digital by Compaq has adversely affected the Company's sales to Compaq/Tandem. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intends to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it would terminate the contract effective February 15, 1999, which, pursuant to the reseller agreement, would give Tandem an additional ninety days to purchase product from the Company.

     Sales to the Company's commercial customers were $7,960 in 1998, or approximately 28% of net sales. Such sales represent a 17% increase over sales to commercial accounts in the year ended 1997. Such increase was primarily due to the Company's continued focus on commercial sales of its Synchronix product line offering.

     Gross Profit

     The Company's gross profit decreased by approximately $1,761 in 1998 to approximately $8,014, from $9,775 in 1997. Such decrease in gross profit is due primarily to the lower volume of sales to the U.S. Air Force through Federal integrators during 1998, a large portion of which consists of third-party components integrated with the Company's proprietary mass storage enhancement products.

     Operating Expenses

     Selling, general and administrative (SG&A) expenses increased by $1,540 to $8,378 in 1998 from $6,838 in 1997. Selling, general and administrative expenses increased as a percentage of net sales representing 20% and 29% for 1997 and 1998, respectively. Such increase was due primarily to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market the Company's current and new product offerings. SG&A expenses increased as a percentage of revenue as a result of a combination of higher SG&A expenses and lower sales volume. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, accounting for 70% and 66% of such expenses in 1997 and 1998, respectively. The Company anticipates that SG&A spending levels will decrease as a percentage of sales to the extent sales to OEMs increase as a percentage of sales. Sales to OEMs typically absorb more of the administrative expenses otherwise incurred by the Company.

     Research and development expenses increased in 1998 by $996 or 59% from $1,687 in 1997. This increase is due primarily to the hiring of additional engineers to continue the product development initiative associated with the enhancements to the Company's proprietary mass storage products and to the development of a new technology center. Such expenses for 1998 represented approximately 9.4% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 16% of the Company's net sales. Research and development projects for which the Company expects to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) the development of a distributed file system storage architecture; (iii) new interface connectivities; and (iv) customized OEM products. The Company believes that the anticipated increase in its research and development investment could adversely affect earnings in the first six months of 1999; however, such adverse impact, if any, may be offset in part by the Company's decision to discontinue the development of its new technology center. In addition, in 1998 the Company discontinued its efforts to develop a fibre controller and a controller design that incorporates Tandem's Server Net Technology. As a result, the Company incurred a one-time charge in 1998 of $366,000.

     Net Interest Expense

     Net interest income for 1998 was $390, while net interest expense was $28 in 1997. Such fluctuation was due principally to higher cash balances resulting from cash generated by the Company's follow-on public offering in 1997 and a reduction in the borrowings against the Company's accounts receivable line of credit.

     Comparison of Years Ended December 31, 1996 and 1997
     ----------------------------------------------------

     Net Sales

     Net sales increased by approximately $11,397 or 50%, in 1997 as compared to net sales in 1996. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 80% and 93% of net sales in 1996 and 1997, respectively. Sales by the Company in its capacity as a VAR accounted for 8% and 1% of net sales in 1996 and 1997, respectively. Services and other revenues accounted for 12% and 6% of net sales in 1996 and 1997, respectively. The increase in 1997 net sales resulted primarily from an increase in sales of the Company's mass storage enhancement systems, including sales to Federal customers, as well as sales through relationships with OEMs, offset, in part, by a decrease in value added resales.

     Sales to the U.S. Air Force through Federal integrators accounted for approximately 25% and 44% of net sales in 1996 and 1997, respectively.

     Sales to alternate channel partners accounted for approximately 38% and 37% of net sales in 1996 and 1997, respectively. Sales to the Company's primary alternate channel partner, Unisys, accounted for approximately 18% of the Company's net sales in 1997. Sales to Tandem, another of the Company's alternate channel partners, accounted for approximately 13% of the Company's net sales in 1997.

     Gross Profit

     The Company's gross profit increased by approximately $2,336 in 1997 to approximately $9,775 from $7,439 in 1996. The increase in 1997 resulted from increased sales volume. The

Company's gross margin as a percentage of net sales decreased to 29% in 1997, as compared to 33% in 1996. The decrease in gross margin percentage was due primarily to the higher volume of sales to the U. S. Air Force through Federal integrators during 1997, a large proportion of which consisted of third party components integrated with the Company's proprietary mass storage enhancement products. Third party components generally have lower gross margins than the Company's proprietary products.

     Operating Expenses

     Selling, general and administrative expenses decreased by $69 to $6,838 in 1997 from $6,907 in 1996. Selling, general and administrative expenses decreased as a percentage of net sales representing 31% and 20% for 1996 and 1997, respectively. Such decreases were primarily due to higher sales volume in 1997. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of selling, general and administrative expenses, and accounted for 66% and 70% of such expenses in 1996 and 1997, respectively.

     Research and development expenses increased in 1997 by $660 or 64% from $1,027 in 1996. This increase was due primarily to the Company's continued investment in and enhancements to the Company's current mass storage enhancement products. Such expenses for 1997 represented approximately 5% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 7% of the Company's net sales.

     Net Interest Expense

     Net interest expense for 1997 decreased by $246 as compared to 1996, due principally to a reduction in the borrowings against the Company's accounts receivable line of credit and an increase in interest income that was due to higher cash balances resulting from cash generated by the Company's Offering.

     Extraordinary Item

     An extraordinary item for 1997 consisted primarily of a one-time charge incurred in connection with the termination of the Company's financing facility with its former lender.

Liquidity and Capital Resources (Dollars in Thousands)

     Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On December 31, 1998, the Company's cash balance was approximately $5,374.

     Net cash used in operations was $782 and $3,200 in 1997 and 1998, respectively. Such use of cash in 1998 resulted primarily from the net loss from operations. Net cash provided by financing activities was $9,425 in 1997 and net cash used in financing activities was $551 in 1998.

     The Company used $809 and $1,453 for the acquisition of equipment by direct purchase during 1997 and 1998, respectively. Such expenditures in 1998 primarily consisted of a capital investment associated with the Company's new enterprise-wide ERP software system, as well as capital equipment relating to the Company's research and development efforts. In 1997 and 1998, the Company acquired equipment under capital leases of $0 and $283, respectively, and made payments under capital leases of $88 and $49, respectively. Total capital expenditures for 1999 are expected to be approximately $500, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. Net payments under the Company's accounts receivable financing facility were $731 and $1,031 for 1997 and 1998, respectively.

     The Company's working capital was approximately $15,300 and $12,000 at December 31, 1997 and 1998, respectively.

     On July 9, 1997, the Company entered into a full recourse factoring facility with NationsBanc Commercial Corporation ("NCC") which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of December 31, 1998, the Company had no outstanding balance under this full recourse factoring facility.

     The Company also has a $2,000 general line of credit with the Finova Group Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Finova increased such general line of credit to $3,000 through January 31, 1999, on the same terms and conditions. After such date, the line returned to $2,000.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $1,231. As of December 31, 1998, the Company had $1,231 outstanding under this credit line, and available credit under such line towards future inventory purchases was $769.

     NCC and Finova have entered into an intercreditor subordination agreement with respect to their relative interest in substantially all of the Company's assets.

     The Company's agreement with NCC restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's agreement with Finova prohibits the payment of dividends.

     During 1997, the Company utilized $1,118 of net operating loss carryover ("NOL") for federal tax purposes. The Company has NOL carryovers for Federal income tax purposes of approximately $10,278, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $376, which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $67. These credits can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of some of these NOLs and income tax credits may be limited.

     The Company also has approximately $12,965 of state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $334 as of December 31, 1998.

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

     In February 1998, the Company's Board of Directors authorized the expenditure of up to $1,000 for research and new product development, including the development of a distributed file system storage architecture and other significant enhancements to the current Synchronix product family. Subsequently, on November 19, 1998 the Board of Directors approved resolutions to discontinue expenditures related to the Company's technology center in San Jose, California, however, research and new product development will continue at the Company's discretion.

     On October 21, 1998, the Board of Directors unanimously voted in favor of offering to all employees who were previously granted stock options an opportunity to exchange such options for new stock options to purchase shares of Common Stock of the Company, at an exercise price equal to $1.25 per share (the "New Options"), the fair market value of the Company's Common Stock on such date. The New Options are exercisable to the extent of one-half on each of the first and second anniversary of the date of grant. The Company offered the New Options in order to pursue its commitment to retain key employees, particularly in light of the highly competitive labor market for technical personnel. On November 5, 1998, the Company formally offered its employees the option to exchange all outstanding options for the New Options pursuant to the terms of the 1996 Stock Plan. The number of outstanding options which were exchanged for New Options was 1,487,159.

Impact of the Year 2000

General

     Computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the Year 2000, these date code field will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. Any of ECCS' computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, in the coming year, the computerized systems (including both information and non-information technology systems) and applications used by ECCS will need to be reviewed, evaluated and, if and where necessary, modified or replaced to ensure that all financial, information and operating systems are Year 2000 compliant.

     State of Readiness

     ECCS has formed an internal task force comprised of representatives of its various relevant departments to address Year 2000 compliance matters. The task force has undertaken a preliminary review of internal and external areas that are likely to be affected by Year 2000 compliance matters and has classified the various areas as mission critical, important or non-critical/non-important.

     With respect to internal matters, ECCS has completed a review of its hardware and software to determine whether its business-related applications
(including applications relating to distribution, finance, inventories, operations, products, purchasing and sales/marketing) will be Year 2000 compliant. In addition, in 1998, programs designed to identify Year 2000 problems associated with dates embedded in certain business-related files were created and executed to identify any Year 2000 compliance issues. The testing unearthed a few Year 2000 problems, all of which have been addressed and retested for Year 2000 readiness. While the results of the tests are still being analyzed, relatively few Year 2000 problems were identified. There can be no assurance, however, that such testing has detected, or will detect, all compliance issues related to the Year 2000 problem.

     With respect to external matters, ECCS has distributed questionnaires and requests for certification to its mission critical vendors and in the process of obtaining and reviewing the responses thereto. The questionnaires have requested information concerning embedded technologies of such vendors, the hardware and software applications used by such vendors and the Year 2000 compliance efforts of such vendors relating thereto.

     Estimated Year 2000 Compliance Costs

     Through December 31, 1998, ECCS has incurred approximately $1,275 in costs (excluding in-house labor and hardware), which includes installation of the ERP system in 1998, in connection with Year 2000 compliance matters. ECCS estimates that it will expend approximately $100 on additional hardware, software and other items related to the Year 2000 compliance matters.

     Risks Relating to Year 2000 Compliance Matters

     ECCS' goal to become Year 2000 compliance with respect to internal matters during calendar year 1999. Although ECCS has begun and is undertaking testing of its internal business-related hardware and software applications, there can be no assurances that such testing will detect all applications that may be affected by year 2000 compliance problems. With respect to external matters, due to the multi-dependent and interdependent issues raised by Year 2000 compliance, including many factors beyond its control, ECCS may face the possibility that one or more of its mission critical vendors, such as its utilities, telephone carriers or equipment manufacturers, may not be Year 2000 compliance on a timely basis. Because of the unique nature of such vendors, alternate providers may not be available.

     Contingency Planning

     ECCS has begun the process of assessing contingency plans that might be available in the event of either internal or external Year 2000 compliance problems. To this end, ECCS' various internal departments have begun to prepare assessments of potential contingency alternatives. The task force will undertake a review of these assessments in respect of application of contingency plans on a department-by-department basis and on a company-wide basis. ECCS intends to complete its contingency planning in respect to Year 2000 compliance during the third quarter of calendar year 1999.

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

Item 7A. Quantitative and Qualitative Disclosures Above Market Risk.

     Not applicable.

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

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

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

               Reference is made to the Exhibit Index on Page 33.

        (b)             Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 1999.


                                              ECCS, INC.



                                            By: /s/Gregg M. Azcuy
                                                -----------------------------
                                                Gregg M. Azcuy, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      Signature                        Title                           Date
      ---------                        -----                           ----

/s/ Gregg M. Azcuy         President, Chief Executive Officer    March 30, 1999
-----------------------    and Director (Principal Executive
Gregg M. Azcuy             Officer)

/s/ Louis Altieri          Vice President, Finance and           March 30, 1999
-----------------------    Administration (Principal Financial
Louis Altieri              and Accounting Officer)

/s/ Michael E. Faherty     Chairman of the Board and Director    March 30, 1999
-----------------------    Director
Michael E. Faherty

/s/ Gale R. Aguilar        Director                              March 30, 1999
-----------------------
Gale R. Aguilar

/s/ James K. Dutton        Director                              March 30, 1999
-----------------------
James K. Dutton

/s/ Donald E. Fowler       Director                              March 30, 1999
-----------------------
Donald E. Fowler

/s/ Frank R. Triolo        Director                              March 30, 1999
-----------------------
Frank R. Triolo

/s/ Thomas I. Unterberg    Director                              March 30, 1999
-----------------------
Thomas I. Unterberg

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

Exhibit
No.                       Description of Exhibit
---                       ----------------------

10.1 Form of Non-Competition and Non-Disclosure Agreement executed by substantially all option holders. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File Number 33-60986) which became effective on June 14, 1993.)

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

Exhibit
No.                       Description of Exhibit
---                       ----------------------

10.9* Indemnification Agreement as of December 6, 1994 by and between the Company and Michael E. Faherty. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed on April 13, 1995.)

10.10* Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Gregg
               M. Azcuy. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998.)

10.11* Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Louis
               J. Altieri. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998.)

10.12* Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and David
               J. Boyle. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998.)

10.13* Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Priyan Guneratne. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 25, 1998.)

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

Exhibit
No.                       Description of Exhibit
---                       ----------------------

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                            Page

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of
   December 31, 1997 and 1998...............................................F-3

Consolidated Statements of Operations for
   each of the three years in the period ended
   December 31, 1998........................................................F-4

Consolidated Statements of Shareholders'
   Equity for each of the three years in
   the period ended December 31, 1998...................................... F-5

Consolidated Statements of Cash Flows
   for each of the three years in the period
   ended December 31, 1998..................................................F-6

Notes to Consolidated Financial Statements..................................F-7

Schedule II - Valuation and Qualifying Accounts.............................S-1


Schedules other than those listed are omitted as they are not applicable, or the required or equivalent information has been included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ECCS, Inc.

     We have audited the accompanying consolidated balance sheets of ECCS, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECCS, Inc. and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               ERNST & YOUNG LLP

MetroPark, New Jersey
February 19, 1999

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                      December 31,
                                                                               -------------------------
                                                                               1997                 1998
                                                                               -----------       --------

 Assets
 Current Assets:
   Cash and cash equivalents...........................................     $  11,625           $   5,374
   Accounts receivable, less allowance for doubtful accounts of $297
    in 1997 and $334 in 1998...........................................         5,737               6,644
   Inventories.........................................................         4,596               5,563
   Prepaid expenses and other receivables..............................           506                 314
                                                                            ---------           ---------
                                                                               22,464              17,895
Property, plant and equipment (net)....................................         1,372               1,916
Capitalized software (net).............................................           811               1,302
Other assets...........................................................           345                 261
                                                                            ---------           ---------
          Total assets.................................................     $  24,992           $  21,374
                                                                            =========           =========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loans payable.......................................................     $   1,031           $     --
   Payable to Finova Capital...........................................            --               1,231
   Current portion of capital lease....................................            11                 110
   Accounts payable....................................................         3,833               2,800
   Accrued expenses and other..........................................         1,385               1,140
   Warranty............................................................           534                 523
   Customer deposits, advances and other credits.......................           410                 122
                                                                               ------             -------
                                                                                7,204               5,926
Capital lease obligations, net of current portion......................            --                 135
Deferred rent..........................................................           145                  81
                                                                            ---------           ---------
                                                                                7,349               6,142
                                                                            ---------           ---------
Shareholders' Equity:
   Preferred stock, $.01 par value per share, Authorized, 3,000,000 shares;
   Zero issued and outstanding at December 31, 1997 and
   December 31, 1998...................................................           --                   --
   Common stock, $.01 par value per share, Authorized, 20,000,000 shares;
    Issued and outstanding, 10,918,188 shares and 11,027,084
    shares at December 31, 1997 and December 31, 1998, respectively....           109                 110
   Capital in excess of par value - common.............................        25,615              25,860
   Accumulated deficit.................................................        (8,081)            (10,738)
                                                                            ----------           ---------
                                                                               17,643              15,232
                                                                            ---------            --------
       Total Liabilities and Shareholders' Equity                           $  24,992            $ 21,374
                                                                            =========           =========

                See notes to consolidated financial statements.


                                               ECCS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In Thousands, Except Per Share Amounts)
                                                   1996                1997                 1998

Net sales.................................      $    22,604         $    34,001         $      28,466

Cost of sales.............................           15,165              24,226                20,452
                                                -----------         -----------         -------------
  Gross profit............................            7,439               9,775                 8,014

Operating expenses:
  Selling, general & administrative.......            6,907               6,838                 8,378
  Research & development..................            1,027               1,687                 2,683
                                                -----------         -----------         -------------
                                                      7,934               8,525                11,061

Operating (loss) income...................             (495)              1,250                (3,047)

  Net interest expense (income)...........              274                  28                  (390)
                                                -----------         -----------         -------------
(Loss) income before extraordinary item...             (769)              1,222                (2,657)

  Extraordinary item......................               --                 120                    --
                                                -----------         -----------         --------------
Net (loss) income ........................      $      (769)        $     1,102         $      (2,657)
                                               ------------         -----------         --------------
  Preferred dividends.....................              248                 192                    --
                                               ------------         -----------         --------------
Net (loss) income applicable to
  common shares...........................      $    (1,017)        $       910         $      (2,657)
                                                ===========         ===========         =============
Earnings (loss) per common share:
Net  (loss) income per common share before
extraordinary item - basic ...............      $    (0.23)         $      0.16         $       (0.24)
                                                ==========          ===========         =============
Extraordinary charge......................      $       --          $     (0.02)        $          --
                                                ==========          ===========         =============
Net (loss) income per common
  share - basic...........................      $    (0.23)         $      0.14         $       (0.24)
                                                ==========          ===========         =============
Earnings per common share - assuming
dilution:
Net (loss) income per common  share before
extraordinary item - diluted..............      $    (0.23)         $      0.12         $       (0.24)
                                                ==========          ===========         =============
Extraordinary charge......................      $       --          $     (0.01)        $          --
                                                ==========          ===========         =============
Net (loss) income per common
  share - diluted.........................      $    (0.23)         $      0.11         $       (0.24)
                                                ==========          ===========         =============
Weighted average number of common and
dilutive shares - basic...................           4,346                6,702                10,969
                                                ==========          ============        =============
Weighted average number of common and
dilutive shares - diluted.................           4,346               10,035                10,969
                                                ==========          ===========         =============

                See notes to consolidated financial statements.

                                                               ECCS, INC.
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (Dollars in Thousands)

                                                  Common Stock                   Preferred Stock

                                                            Capital in                       Capital in                Total
                                                            Excess of                        Excess of  Accumulated  Shareholders'
                                         Shares     Amount  Par Value    Shares    Amount    Par Value    Deficit      Equity
                                         ------------------------------------------------------------------------------------


Balance at January 1, 1996........      4,277,975      43     9,974            --      --        --      (7,895)     2,122

Reclassification of Series B
  Convertible Preferred Stock.....             --      --        --     1,600,000      16     1,778          --      1,794

Issuance of Series C Convertible
  Preferred Stock.................             --      --        --       500,000       5     2,744          --      2,749

Issuance of stock and stock option
  exercises.......................        154,241       1       280            --      --        --          --        281

Net loss..........................             --      --        --            --      --        --        (769)      (769)
                                        ---------   -----   -------     ---------    ----   -------     -------     ------
Balance at December 31, 1996......      4,432,216   $  44   $10,254     2,100,000    $ 21   $ 4,522     $(8,664)   $ 6,177

Conversion of Series B and Series
  C Convertible Preferred Stock to
  Common..........................      3,770,590      38     4,505    (2,100,000)    (21)   (4,522)         --         --

Issuance of stock.................      2,629,018      26    10,569            --      --        --          --     10,595
Issuance of stock and stock option
  excercises......................         86,364       1       287            --      --        --          --        288

Dividends paid....................             --      --        --            --      --        --        (519)      (519)

Net income........................             --      --        --            --      --        --       1,102      1,102
                                       ----------   -----   -------     ---------    ----   -------     -------    -------
Balance at December 31, 1997......     10,918,188   $ 109   $25,615     $      --    $ --   $    --     $(8,081)   $17,643
                                       ==========   =====   =======     =========    ====   =======     =======    =======
Stock option
 exercises........................        108,896       1       245            --      --        --          --        246
                                       ==========   =====   =======     =========    ====   =======     =======    =======

Net loss..........................             --      --        --            --      --        --      (2,657)    (2,657)
                                       ==========   =====   =======     =========    ====   =======    ========    =======
Balance at December 31, 1998......     11,027,084   $ 110   $25,860     $      --    $ --   $    --    $(10,738)   $15,232
                                       ==========   =====   =======     =========    ====   =======    ========    =======

                See notes to consolidated financial statements.



                                                              ECCS, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in Thousands)

                                                                               Years Ended December 31,
                                                                      ---------------------------------------------
                                                                        1996               1997               1998
                                                                      ---------         ----------        ---------


Cash flows from operating activities:
Net  (loss) income..........................................         $    (769)        $   1,102        $   (2,657)
   Adjustments  to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
    Extraordinary item......................................                --               120                --
    Depreciation and amortization...........................             1,311             1,232             1,099
    Write off of capitalized software
                                                                            --                --               366
    Gain on sale of Illinois property.......................              (145)               --                --
Change in operating assets and liabilities:
    Increase in accounts receivable.........................              (395)           (2,575)             (907)
    Decrease (increase) in inventories......................               174                84              (967)
    Decrease (increase) in prepaid expenses and other.......                43              (538)              276
    Decrease (increase) in payable to AT&T Commercial/Finova            (1,190)              (64)            1,231
    Increase (decrease) in accounts payable, accrued
      liabilities and other.................................             1,820               281            (1,353)
    Increase (decrease) in customer deposits................              (156)             (424)             (288)
                                                                     ---------      ------------        ----------
Net cash (used in) provided by operating activities.........               693              (782)           (3,200)
                                                                     ---------      ------------        ----------
Cash flows from investing activities:
   Additions to property, plant and equipment...............              (642)             (809)           (1,453)
   Gross proceeds from sale of Illinois property............               855                --                --
   Additions to capitalized software........................              (439)             (602)           (1,047)
                                                                     ---------      ------------       -----------
Net cash used in investing activities.......................              (226)           (1,411)           (2,500)
                                                                     ---------      ------------       -----------
Cash flows from financing activities:
   Borrowings under revolving credit agreement..............            15,379            18,198            11,381
   Repayments under revolving credit agreement..............           (15,466)          (18,929)          (12,412)
   (Repayment of) proceeds from capital lease obligations...               (29)              (88)              234
   Repayment of mortgage payable............................              (502)               --                --
   Gross proceeds from issuance of preferred stock..........             3,000                --                --
   Expenses for issuance of preferred stock.................              (251)               --                --
   Proceeds from exercise of employee stock options and
     issuance of common stock...............................               281            10,883               246
   Payment of dividends.....................................                --              (519)               --
   Cash used for extinguishment of debt.....................                --              (120)               --
                                                                     ---------      ------------        ----------
Net cash provided by (used in) financing activities.........             2,412             9,425              (551)
                                                                     ---------      ------------        ----------
Net increase (decrease) in cash and cash equivalents........             2,879             7,232            (6,251)
Cash and cash equivalents at beginning of period............             1,514             4,393            11,625
                                                                     ---------      ------------        ----------
Cash and cash equivalents at end of period..................         $   4,393      $     11,625       $     5,374
                                                                     =========      ============       ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest...............................................         $     422      $        148        $       88
                                                                     =========      ============        ==========

                See notes to consolidated financial statements.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1998
               (Dollars in Thousands Except Per Share Information)


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

     Investment in Real Estate

     In 1993, the Company purchased real estate, including a building and land, in Romeoville, Illinois for $753. Depreciation on the building was recognized on a straight line basis over the estimated useful life of 31.5 years. On March 19, 1996, the Company sold such property for gross proceeds of $855. These proceeds were used, in part, to pay off the mortgage in full. Net cash proceeds to the Company, after repayment of the mortgage, were approximately $270.

     Software Development Costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $544, $605 and $190 for 1996, 1997 and 1998, respectively. At December 31, 1998, the Company has capitalized $3,661 of software development costs, of which $366 has been written off and $1,993 has been amortized. In 1998, the Company discontinued its efforts to develop a fibre controller and a controller design that incorporates Tandem's Server Net Technology. As a result, the Company incurred a one-time charge in 1998 of $366.

     Impairment of Long-lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.

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

     Per Share Information

     Per share information is presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of all such securities.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

     New Authoritative Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company adopted the new requirements in 1998. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 3.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98 -1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Management does not expect the effect of adopting the SOP to have a material affect on the Company's results of operations.

Note 3 -- Transactions with Significant Vendors and Customers

     On June 27, 1995, the Company entered into a Manufacturing Services Agreement with Unisys, its primary manufacturer, which defines the terms of sales and support services. Pursuant to such agreement, Unisys will manufacture certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by the Company to Unisys. The contract had an initial term of one year, and automatically renews for successive one year periods. The contract has been automatically renewed on each anniversary date. Pricing and deliverables are to be negotiated each year. Either party can terminate the agreement with written notice, provided, however, that if Unisys cancels the agreement, it shall be obligated to continue accepting manufacturing orders for a period of six months thereafter. In the event that the Company terminates the agreement, the Company shall be liable for inventory procured to fill the Company's orders. The Company primarily relies on regular trade credit with open terms for the financing of purchases under this agreement. The Company's purchases under this agreement totaled $4,300, $7,800 and $6,600 in 1996, 1997 and 1998, respectively.

     In February 1999, Unisys, the primary outside manufacturer for the Synchronix system notified the Company, that Unisys was closing its Winnipeg computer storage systems manufacturing plant by July 31, 1999 and accordingly the Manufacturing Services Agreement will be terminated at that time. Management believes it will be able to locate another third party manufacturer or manufacture the Synchronix systems in-house.

     Sales to the Company's primary alternate channel partner, Unisys, accounted for 18.0% of the Company's net sales in 1997 and 28% in 1998. All sales to Unisys, which began in 1996, were sales of mass storage enhancement products. Effective May 1, 1995, the Company entered into an OEM agreement with Unisys. Such agreement, as subsequently amended, grants to Unisys exclusive world-wide rights to sell and distribute certain of the Company's proprietary products, and a non-exclusive world-wide right to sell and distribute certain other products. The agreement provides that product pricing shall remain in effect throughout the term of the agreement unless market conditions dictate that the Company should provide more favorable pricing terms to Unisys. The agreement is for an initial five-year term beginning May 1, 1995 and Unisys has the right to extend such term for successive one-year periods upon appropriate written notice. The agreement may be terminated under certain conditions and Unisys may, subject to certain conditions, terminate the agreement in the event that the Company fails to timely perform its delivery obligations under the agreement. While the Company has an OEM agreement with Unisys that defines the terms of the sales and support services provided thereunder, this agreement does not include specific quantity commitments.

     Federal systems entity sales, which are comprised of sales to the Federal Government, represented 30%, 48% and 34%, of net sales in 1996, 1997 and 1998, respectively. During 1996 the Company became a subcontractor to a prime contractor, Hughes Data Systems, which was awarded a United States Air Force Workstation Contract, along with Sun Microsystems, Inc.

     The United States Air Force, an end user of the Company's products which purchases such products through Worldwide Technologies, Hughes Data Systems and other government contractors, purchased $15,000 of products, or 44% of the Company's total net sales in 1997. In 1998 such sales totaled $9,579 or 34% of total sales. There are no minimum purchase requirements.

     In 1996, 1997 and 1998, purchases by multiple AT&T business units represented 14%, 3% and less than 1%, respectively of all purchases from the Company. All such sales by the Company to AT&T were made on an individual purchase order basis and, therefore, there were and are no ongoing written commitments by AT&T to purchase from the Company. The Company historically sold its mass storage enhancement systems and provided systems integration services to AT&T, and, acting as a value added reseller ("VAR") of NCR products, sold NCR computer hardware systems to multiple AT&T business units for either their own use as an end user or for resale by such business units to third parties. In 1998, the Company purchased less than 1% of its inventory acquisitions from NCR. In 1996 and 1997, purchases from such vendor represented 7.5% and less than 1%, respectively, of the Company's inventory purchases.

The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement is terminable by either party at any time. In 1996 and 1997, purchases from Bell Microproducts totaled approximately $2,100 or 12.7% and $4,200 or 17.2% of all purchases respectively. In 1998, such purchases totaled $5,100 or 23.3% of all purchases.

     Anthem Electronics, Inc. ("Anthem") is a significant vendor to the Company. The Company's purchases from Anthem totaled $1,200 or 7.3%, $1,100, or 4.6% and $507 or 2.3% of the Company's total purchases in 1996, 1997 and 1998, respectively. Such purchases consisted primarily of disk drives. The Company purchases from Anthem on an open account basis.

     Segment Information

     All of the Company's revenues are generated in the United States. The Company classifies its revenues based upon its primary sales channels: OEM, Federal and commercial. All Company products are available for sale in each of the channels. Revenues by sales channel are regularly reviewed by the chief operating decision maker and are as follows:

          Net Sales                    1996         1997          1998
          ---------                    ----         ----          ----
          OEM                        $8,590      $12,580       $10,532
          Federal                     5,651       14,960         9,678
          Commercial                  8,363        6,461         8,256
                                      -----        -----         -----
               Total                $22,604      $34,001       $28,466
                                    =======      =======       =======

     All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

Note 4 -- Inventories

     Inventories consist of the following:

                                                          December 31,
                                                   --------------------------
                                                     1997             1998
                                                   ---------     ------------
Purchased parts............................        $   2,496      $     2,500
Finished goods.............................            2,808            3,848
                                                   ---------      -----------
                                                       5,304            6,348
  Less: inventory valuation reserve........              708              785
                                                   ---------      -----------
                                                   $   4,596      $     5,563
                                                   =========      ===========

Note 5 -- Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                            December 31,
                                                    ------------------------
                                                        1997          1998
                                                    ------------  ----------
Property........................................... $    464       $    473
Computer equipment.................................    3,808          4,929
Vehicles...........................................       47             47
Leasehold improvements.............................      373            407
Equipment under capital leases.....................      368            651
                                                    ---------       --------
                                                       5,060           6,507
Less accumulated depreciation and amortization,
  including $346 and $361 relating to equipment
  under capital leases at December 31, 1997
  and December 31, 1998, respectively..............    3,688           4,591
                                                    ---------       --------
                                                    $  1,372        $  1,916
                                                    =========       =========

Note 6 -- Loans Payable to NCC and Finova

     Until July 30, 1997, the Company had a financing facility with Fidelity Funding of California, Inc. which provided for maximum eligible (as defined) accounts receivable financing of $7,000 at the prime lending rate with a 0.5% transaction fee applied to each borrowing. In addition, the agreement required a commitment fee of 0.5% of the total available financing amount, payable annually on each anniversary date of the agreement. The weighted average interest rate on such line was 11.5% and 7.3% in 1996 and 1997, respectively. The obligations under such agreement were collateralized by substantially all of the assets of the Company. The agreement did not contain any cash withdrawal restrictions, any requirements for maintenance of specific financial ratios or minimum net worth or limitations on dividend payments. Such financing facility was terminated in July 1997 in connection with the consummation of the Company's new financing facility with NationsBanc Commercial Corporation ("NCC") and all outstanding amounts have been repaid. In connection with the termination of such financing facility, the Company incurred a one-time extraordinary charge of $120.

     On July 9, 1997, the Company entered into a full recourse factoring facility with NCC which provides for aggregate advances not to exceed the lesser of $7 million or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of December 31, 1998, the Company had no outstanding balance under this full recourse factoring facility.

     On May 17, 1996, the Company's direct pay line of credit with AT&T-CFC was terminated and its general line of credit with AT&T-CFC was increased to $2,000. The agreement with AT&T-CFC contained covenants relating to net worth, total assets to debt and total inventory to debt. On December 1, 1997, Finova acquired the Company's $2,000 general line of credit with AT&T-CFC. The Company renewed its credit line with Finova upon its expiration on March 31, 1998. On October 31, 1998, Finova increased such general line of credit to $3,000 and extended it through January 31, 1999, on the same terms and conditions. After such date, the line returned to $2,000. The Company uses this line of credit to augment its purchasing ability with various vendors. The Company relied on this line of credit for 9% and 8.5% of its inventory acquisitions in 1997 and 1998, respectively, the majority of which were purchases from Bell Microproducts and Tech Data
Corporation. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $1,231. As of December 31, 1998, the Company had $1,231 balance outstanding under this credit line, and available credit under such line towards future inventory purchases was approximately $769. The weighted average interest rate on such line was 6.8% in 1998.

     Finova and NCC have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

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

Note 7 -- Mortgage Payable

     On July 20, 1993, the Company entered into a mortgage agreement bearing 8% interest with a bank for the principal amount of $529, collateralized by property located in Romeoville, Illinois. On March 19, 1996, the Company sold such property for gross proceeds of $855 and used a portion of such proceeds to repay the mortgage, in full.

Note 8 -- Leases

     The Company has capitalized leases for certain equipment. The capitalized lease obligations were payable through the first quarter of 1998 and bear interest at rates ranging from 7.2% to 19.5%. Capitalized lease obligations entered into in 1998 are payable through the second quarter of 2000 and bear an interest rate of approximately 3.0%. In addition, the Company is obligated through the Year 2000 under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by the Company. Under certain leases, the Company has the option to renew for additional terms at specified rentals. Rental expense for such leases approximated $501, $507 and $523 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Deferred rent on the accompanying consolidated balance sheet represents the excess of rents to be paid in the future over rent expense recognized on a straight-line basis.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 1998:

                                                   Capitalized       Operating
                                                     Leases            Leases
                                                  ----------        ----------
1999.............................................  $   118           $    536
2000.............................................      118                494
2001.............................................       20                 25
Thereafter.......................................       --                 --
                                                   -------           --------
Total minimum lease payments.....................      256           $  1,055
                                                   -------           ========
Less amount representing interest................       11
                                                   -------
Present value of net minimum lease payments......  $   245
                                                   =======

Note 9 -- Convertible Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock, which may be issued by the Board of Directors on such terms, and with such rights, preferences and designations as the Board may determine. On May 19, 1995, the Company consummated a private placement of 6% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") pursuant to which the Company issued and sold to certain investors 1,600,000 shares of Series B Preferred Stock at a price per share of $1.25. The Series B Preferred Stock was redeemable by the Company, at its option, after one year at $1.25 per share, or $2 million in the aggregate, plus any accrued and unpaid dividends. In addition, it was manditorily redeemable four years from the date of issuance at the same amounts. On May 17, 1996, the Series B Preferred Stock was amended to delete the mandatory and optional redemption provisions contained therein. As a result of the deletion of the mandatory and optional redemption provisions, the Series B Preferred Stock was reclassified to equity.

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

     On August 25, 1997, the Company consummated the Offering of 2,500,000 shares of its Common Stock at a price to the public of $4.50 per share. Of such shares, 2,254,018 were issued and sold by the Company and an aggregate of 245,982 were sold by certain selling shareholders (the "Selling Shareholders"). On September 15, 1997 and as part of the Offering, an additional 375,000 shares were issued and sold by the Company at a price to the public of $4.50 per share to cover over-allotments. The Company received net proceeds of approximately $10,595. The Company did not receive any proceeds from the sale of shares by the Selling Shareholders.

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

     The Company used a portion of the net proceeds from the Offering to pay approximately $317 and $242 of cumulative dividends and interest to the holders of the Series B Preferred Stock and the Series C Preferred Stock, respectively. Such payments represented both of the cash dividends declared by the Board of Directors on August 21, 1997.

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

A summary of the changes in outstanding common stock options under the 1989 Stock Option Plan is as follows:

                                                     Options Outstanding
                                                -------------------------------
                                                               Weighted-Average
                                                   Shares       Exercise Price
                                                -------------  ----------------
Balance at January 1, 1995..................        440,917           $3.03
                                                -----------
   Options granted .........................        270,000           $2.21
   Options exercised........................        (16,375)          $1.16
   Options canceled.........................        (99,625)          $2.93
                                                -----------
Balance at December 31, 1995................        594,917           $2.73
                                                -----------
   Options granted .........................        310,559           $2.76
   Options exercised........................        (15,225)          $3.31
   Options canceled.........................       (126,075)          $3.22
                                                -----------
Balance at December 31, 1996................        764,176           $2.65
                                                -----------
   Options exercised........................        (41,283)          $2.49
   Options canceled.........................        (27,175)          $2.67
                                                -----------
Balance at December 31, 1997................        695,718           $2.66
                                                -----------
   Options exercised........................        (25,225)          $2.55
   Options canceled.........................       (479,734)          $2.69
                                                -----------
Balance at December 31, 1998................        190,759           $2.60
                                                -----------
Options exercisable at December 31, 1998            166,760           $2.11

     The weighted average remaining contractual life for the balance at December 31, 1998 in the 1989 Stock Option Plan is six (6) years and the exercise price range is $1.00 - $3.03.

     On October 6, 1994, the Board of Directors offered to reduce the exercise price of certain options to the fair market value of the Company's Common Stock on such date. Upon acceptance by the option holders, the vesting period began from the date of the offer and the options become exercisable ratably over a period of four years and expires ten years from the date of issuance.

1996 Stock Option Plan

     In June 1996, the Board of Directors of the Company adopted, subject to shareholder approval, such approval being granted in July of 1996, the 1996 Stock Plan. In June 1998, the shareholders approved an increase in the number of shares subject to the 1996 Stock Plan. Under the 1996 Stock Plan, 1,600,000 shares of common stock currently can be issued through incentive stock options and non-statutory stock options and/or stock purchase rights. The incentive stock options allow designated employees, non-employee directors and consultants to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five (5) years from the date of grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to employees, non-employee directors and consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five (5) years.

     A summary of the changes in outstanding common stock options under the 1996 Stock Plan is as follows:

                                                   Options Outstanding
                                               -------------------------------
                                                              Weighted-Average
                                                 Shares        Exercise Price
                                               -------------  ----------------
Balance at January 1, 1995...................           --             --
                                                ----------
   Options granted...........................      212,000         $ 4.06
   Options exercised.........................           --             --
   Options canceled..........................           --             --
                                               -----------
Balance at December 31, 1996.................      212,000         $ 4.06
                                               -----------
Options exercisable at December 31, 1996.....           --             --
   Options granted...........................      238,500         $ 6.28
   Options canceled..........................      (31,000)        $ 4.80
                                               -----------
Balance at December 31, 1997.................      419,500         $ 5.28
                                               -----------
   Options granted...........................    1,408,800         $ 1.62
   Options exercised.........................       (2,500)        $ 2.88
   Options canceled..........................     (646,900)        $ 4.40
                                               -----------
Balance at December 31, 1998.................    1,178,900         $ 1.39
                                               -----------
Options exercisable at December 31, 1998                --             --

     The weighted average remaining contractual life for the balance at December 31, 1998 in the 1996 Stock Option Plan is ten (10) years and the exercise price range is $1.25 - $2.10.

     In mid-February 1998, the Company canceled options to purchase 106,000 shares of its Common Stock under the 1996 Stock Plan. The Company previously granted such options on October 28, 1997 at an exercise price of $8.00 per share. In addition, in mid-February 1998 the Company reissued such options, to certain officers and employees, at an exercise price of $4.00 per share.

     On October 21, 1998, the Board of Directors unanimously voted in favor of offering to all employees who were previously granted stock options an opportunity to exchange such options for new stock options to purchase shares of Common Stock of the Company, at an exercise price equal to $1.25 per share (the "New Options"), the fair market value of the Company's Common Stock on such date. The New Options are exercisable to the extent of one-half on each of the first and second anniversary of the date of grant. The Company offered the New Options in order to pursue its commitment to retain key employees, particularly in light of the highly competitive labor market for technical personnel. On November 5, 1998, the Company formally offered its employees the option to exchange all outstanding options for the New Options pursuant to the terms of the 1996 Stock Plan. The number of outstanding options exchanged pursuant to this transaction was 1,487,159. The New Options were granted from both the 1996 Option Plan and the Non-Qualified Stock Option pools.

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

     A summary of the changes in outstanding common stock options under the Non-Qualified Agreements is as follows:

                                                       Options Outstanding
                                                  -----------------------------
                                                                Weighted-Average
                                                     Shares      Exercise Price
                                                  ------------- ---------------
Balance at January 1, 1995......................       20,000        $ 2.38
                                                  -----------
   Options granted..............................      339,691        $ 1.83
   Options exercised............................      (20,000)       $ 2.38
   Options canceled.............................      (29,500)       $ 2.13
                                                  -----------
Balance at December 31, 1995....................      310,191        $ 1.80
                                                  -----------
   Options granted .............................      100,000        $ 3.04
   Options exercised............................      (10,250)       $ 2.13
   Options canceled.............................      (57,750)       $ 2.13
                                                  -----------
Balance at December 31, 1996....................      342,191        $ 2.53
                                                  -----------
   Options granted .............................      498,400        $ 8.01
   Options exercised............................       (7,250)       $ 2.13
   Options canceled.............................       (9,500)       $ 5.22
                                                  -----------
Balance at December 31, 1997....................      823,841        $ 5.82
                                                  -----------
   Options granted..............................      993,209        $ 2.97
   Options exercised............................      (37,625)       $ 2.13
   Options canceled.............................   (1,205,925)       $ 5.53
                                                  -----------
Balance at December 31, 1998                          573,500        $ 1.74
                                                  -----------
Options exercisable at December 31, 1998........      163,145        $ 1.99

     The weighted average remaining contractual life for the balance at December 31, 1998 under the Non-Qualified Agreements is nine (9) years and the exercise price range is $1.25 - $2.88.

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

1996 Non-Employee Directors Stock Option Plan

     In February of 1996, the Board of Directors of the Company adopted, subject to shareholder approval, such approval being granted in July of 1996, the 1996 Non-Employee Directors Stock Option Plan (the "1996 Non-Employee Directors Plan"). 150,000 shares of Common Stock can be issued under such plan through non-statutory stock options. Under the terms of the 1996 Non-Employee Directors Plan, each non-employee director who first becomes a member of the Board after approval of such plan by the shareholders of the Company, shall be automatically granted, on the date such person becomes a member of the Board, an option to purchase 30,000 shares of Common Stock. In addition, each non-employee director who is a member of the Board on the first trading day of each year shall be automatically granted on such date, without further action by the Board, an option to purchase 5,000 shares of Common Stock. The exercise price per share under the 1996 Non-Employee Directors Plan shall be equal to the fair market value (as defined) of a share of Common Stock on the applicable grant date, and options granted under the 1996 Non-Employee Directors Plan vests over a four (4) year period.

     A summary of the changes in outstanding common stock options under the 1996 Non-Employee Directors Plan is as follows:

                                                   Options Outstanding
                                              ---------------------------------
                                                               Weighted-Average
                                               Shares           Exercise Price
                                              -------------- ------------------
Balance at January 1, 1997...................       --               --
   Options granted...........................   60,000           $ 4.38
                                              --------
Balance at December 31, 1997.................   60,000           $ 4.38
                                              --------
   Options granted...........................   30,000           $ 6.50
Balance at December 31, 1998                    90,000           $ 5.09
                                              --------
Options exercisable at December 31, 1998.....   24,167           $ 4.38

Stock Warrants

     On December 6, 1994, common stock purchase warrants for 266,601 shares exercisable at $1.75 per share, the fair market value of the Company's Common Stock on such date, were granted to an officer and director of the Company. These warrants become exercisable at various dates during the first year and expire ten years from the date of issuance. On May 19, 1995, in connection with the sale by the Company of 1,600,000 shares of the Series B Preferred Stock (see
Note 9), pursuant to an anti-dilution provision contained in such common stock purchase warrants, the number of warrants granted to such officer and director was increased to 298,848 and the exercise price was adjusted to $1.25, the purchase price of the Series B Preferred Stock. At December 31, 1998, all such warrants were exercisable.

     The Company has reserved 2,332,007 shares of Common Stock for the exercise of stock options and warrants as described above.

FAS 123 Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: risk-free interest rates of between 5.48%-7.58% in 1996, 5.74%-6.73% in 1997 and 4.3%-5.74% in 1998; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of 1.02 in 1996, .959 in 1997 and .947 in 1998; and a weighted-average expected life of four (4) years. The weighted average fair market value of stock options issued in 1996, 1997 and 1998 was $2.35, $3.32 and $2.20 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):

                                                     1996            1997          1998
                                                    -------       ----------    ---------
Net (loss) income as reported.....................  $  (769)      $  1,102      $ (2,657)
Pro forma net (loss)income .......................  $(1,093)      $    383      $ (3,802)
 (Loss) income per share as reported
   Basic..........................................  $  (.23)      $    .14      $   (.24)
Pro forma (loss) income per share
   Basic..........................................  $  (.25)      $    .03      $   (.35)

(Loss) income per share as reported - diluted.....  $  (.23)      $    .11      $   (.24)

Pro forma (loss) income per share - diluted.......  $  (.25)      $    .03      $   (.35)


Note 11 -- Employee Stock Purchase Plan

     In June 1995, the Company adopted a 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved for issuance an aggregate of 150,000 shares of Common Stock. In June 1998, the shareholders approved an increase in the number of shares subject to the Purchase Plan to 400,000 shares. The Purchase Plan allows eligible employees to purchase Common Stock, through payroll deductions during a Purchase Period, at a purchase price that shall be the lesser of (a) 85% of the Fair Market Value of a share of Common Stock on the first day of such Purchase Period, or (b) 85% of the Fair Market Value of a share of Common Stock on the Exercise Date of such Purchase Period, as each of such terms are defined in the 1995 Employee Stock Purchase Plan. The option to purchase stock under the Purchase Plan will terminate December 31, 1999. At December 31, 1998, 156,124 shares were issued under the Purchase Plan, of which 43,546 were issued in 1998.

Note 12 -- Income Taxes

     The provision for income taxes is comprised of the following:

                                                   December 31,
                                    ------------------------------------------
                                      1996              1997            1998
                                    -----------    ------------     ----------
Federal:
  Current.....................      $       --       $       --      $      --
  Deferred....................              --               --             --

State:
  Current.....................              --               --             --
  Deferred....................              --               --             --
                                    ----------       ----------      ---------

Total.........................      $       --       $       --      $      --
                                    ==========       ==========      =========

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax balances as of December 31, 1997 and 1998 are as follows:

                                               1997                1998
                                            -------------     -----------

Tax credits.........................         $     436         $       663
Net operating losses................             2,882               4,311
Capitalized software................              (316)               (508)
Other...............................               777                 648
Valuation allowance.................            (3,779)             (5,114)
                                             ---------         -----------
Total...............................                --                  --
Current.............................                --                  --
                                             ---------         -----------
Non-current.........................         $      --         $        --
                                             =========         ===========

     During 1997, the Company utilized $1,118 of net operating loss carryover ("NOL") for federal tax purposes. The Company has NOL carryovers for Federal income tax purposes of approximately $10,278 which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $376 which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $67. These credits can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of some of these NOLs and income tax credits may be limited.

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

     The differences between the provision for income taxes and income taxes computed using the Federal income tax rate were as follows:

                                                                      December 31,
                                                          -------------------------------
                                                             1996       1997        1998
                                                          --------  ----------- ---------
Computed tax expense (benefit)..........................  $  (261)  $    375     $  (903)
Increase (decrease) in federal valuation allowance
 (use of NOL)...........................................      418       (222)      1,131
Research and development tax credits....................     (183)      (153)       (228)
Other...................................................       26         --          --
                                                           -------   -------      ------
Actual tax expense (benefit)............................  $    --   $     --      $   --
                                                          ========   =======      ======

     The Company also has approximately $12,965 of state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $334 as of December 31, 1998.

Note 13 -- Computation of Basic and Diluted Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:


                                                          1996             1997             1998
                                                          ----             ----             ----


Numerator:

Net (loss) income                                  $      (769)      $     1,102         $  (2,657)
Preferred stock dividends                                 (248)             (192)               --
                                                     ---------       -----------         ---------

Numerator for basic earnings per share -
(loss) income available to common shareholders          (1,017)              910            (2,657)

Effect of dilutive securities:

Preferred stock dividends                                    --              192                --
Interest on unpaid preferred stock dividends                 --               20                --
                                                      ---------      -----------        ----------
                                                             --              212                --
                                                      ---------      -----------        ----------

Numerator for dilutive earnings per share -
income available to common shareholders after
assumed conversion                                           --            1,122                --

Denominator:

Denominator for basic earnings per share-
weighted-average shares                                   4,346            6,702            10,969

Effect of dilutive securities:

Employee stock options                                       --              819                --
Warrants                                                     --               66                --
Convertible preferred stock                                  --            2,448                --
                                                       --------      -----------          --------
                                                             --            3,333                --
Dilutive  potential  common shares
Denominator  for diluted  earnings per share
Adjusted weighted-average shares and
assumed conversion                                           --           10,035                --
                                                      =========     ============          =========
Basic earnings per share                              $   (0.23)    $       0.14          $   (0.24)
                                                      =========     ============          =========
Diluted earnings per share                            $   (0.23)    $       0.11          $   (0.24)
                                                      =========     ============          =========

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

Note 15 -- Related Party Transaction

     On June 6, 1997, the Company entered into a loan transaction with its President and Chief Executive Officer (the "Borrower") pursuant to a $250 promissory note in favor of the Company. Interest on the outstanding principal balance of such promissory note is payable monthly at the prime lending rate. At December 31, 1998, the balance on such promissory note was $218. The promissory note is payable over a five-year period beginning on May 31, 1999. In connection with such promissory note, the Borrower granted the Company a security interest in the Borrower's interests in the Company's 1997 Executive Compensation Plan and any and all future executive compensation bonuses or similar compensation to be received by the Borrower. The Borrower also pledged to the Company all of his right, title and interest to 25,000 restricted shares of the Company's Common Stock and options to purchase 131,000 shares of the Company's Common Stock as security for the promissory note.



                                                              ECCS, Inc.

                                            Schedule II - Valuation and Qualifying Accounts

                                                            (in thousands)

Column A                                       Column B               Column C              Column D     Column E

                                                                         Additions
                                                                         ---------

                                                              Charged      Charged to                  Balance at
                                               Balance at        to         Other                       End of
                 DESCRIPTION                   Beginning     Costs and     Accounts-     Deductions-     Period
                                               of Period      Expenses     Describe       Describe

YEAR ENDED December 31, 1998:

Allowance for Doubtful
Accounts & Returns/Credits...................  $  297          $ 204        $   --        $ 167(A)      $     334
                                               ------          -----        ------        -----         ---------
Tax valuation................................  $3,779          $  --        $1,335(D)     $  --         $   5,114
                                               ------          -----        ------        -----         ---------
Inventory....................................  $  708          $ 667        $   --        $ 590(B)      $     785
                                               ------          -----        ------        -----         ---------
Warranty.....................................  $  534          $ 273        $   --        $ 284         $     523
                                               ------          -----        ------        -----         ---------
YEAR ENDED December 31, 1997:

Allowance for Doubtful
Accounts & Returns/Credits...................  $  184          $ 183        $   --        $  70 (A)     $     297
                                               ------          -----        ------        ------        ---------
Tax valuation................................  $4,072          $  --        $   --        $ 293 (C)     $   3,779
                                               ------          -----        ------        ------        ---------
Inventory....................................  $  781          $ 840        $   --        $ 913 (B)     $     708
                                               ------          -----        ------        ------        ---------
Warranty.....................................  $  414          $ 886        $   --        $ 766         $     534
                                               ------          -----        ------        -------       ---------
YEAR ENDED December 31, 1996:

Allowance for Doubtful
Accounts & Returns/Credits...................  $  226          $  --        $   --        $  42 (A)      $    184
                                               ------          -----        ------        ------         --------
Tax valuation................................  $3,654          $  --        $  418 (D)    $  --          $  4,072
                                               ------          -----        ------        ------         --------
Inventory....................................  $  813          $ 620        $   --        $ 652 (B)      $    781
                                               ------          -----        ------        ------         --------
Warranty.....................................  $  350          $  64        $   --        $  --          $    414
                                               ------          -----        ------        ------         --------



(A) Amounts written off during the year.
(B) Amounts  written  off  during  the year or  obsolete  inventory  sold
(C) Primarily  due to  utilization  of net  operating  loss.
(D) Primarily  due to increase in net operating loss.

                                   EXHIBIT 23

                         Consent of Independent Auditors

     We consent to the incorporation by reference in the Registration Statement (Form S-8 Registration No. 33-93480) pertaining to the 1989 Stock Option Plan, as amended (the "Option Plan"); the 1995 Employee Stock Purchase Plan (the "Purchase Plan"); and 306,000 shares issuable under certain options granted outside the Option Plan in February 1995 (the "February 1995 Options"); the Registration Statement (Form S-8 Registration No. 333-15529) pertaining to the 1996 Non-Employee Directors Stock Option Plan (the "Non-Employee Plan") and the 1996 Stock Plan (the "Stock Plan") and the Registration Statement (Post Effective Amendment No. 1 to Form S-8/S-8 Registration No. 333-8416) pertaining to the Option Plan; the Purchase Plan; the February 1995 Options; the Non-Employee Plan; the Stock Plan; 298,848 shares issuable under that certain warrant granted in December 1994; 90,000 shares issuable under certain options granted outside the Option Plan, the Stock Plan and the Non-Employee Plan in June 1996; 10,000 shares issuable under certain options granted outside the Option Plan, the Stock Plan and the Non-Employee Plan in December 1996; and 498,400 shares issuable under certain options granted outside the Option Plan, the Stock Plan and the Non-Employee Plan in February 1998 of our report dated February 19, 1999, with respect to the consolidated financial statements and schedule of ECCS, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998 filed with the Securities and Exchange Commission.






                                           ERNST & YOUNG LLP


MetroPark, New Jersey
March 29, 1999