Form 10-Q
period 1999-03-31
ECCS INC
filed 1999-05-14
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
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

                                 (732) 747-6995
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)
                                  (732) 747-6995

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes:   X                                No:
                  -----                                  -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1999:

          Class                                         Number of Shares
          -----                                         ----------------
    Common Stock, $.01 par value                           11,028,084

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
PART I. FINANCIAL INFORMATION................................................1
-----------------------------

     Item 1.  Financial Statements...........................................1

          Consolidated Balance Sheets as of March 31, 1999 (unaudited)
          and December 31, 1998..............................................2

          Consolidated Statements of Operations for the
          three months ended March 31, 1999 and
          March 31, 1998 (unaudited).........................................3

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and
          March 31, 1998 (unaudited).........................................4

          Notes to Consolidated Financial Statements (unaudited).............5

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations..............10

          Overview .........................................................10

          Results of Operations.............................................11

          Liquidity and Capital Resources...................................14

PART II. OTHER INFORMATION..................................................18
--------------------------

     Item 5.  Other Information.............................................18

     Item 6.  Exhibits and Reports on Form 8-K..............................18

SIGNATURES .................................................................19
----------

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                        December 31,  March 31,
                                                            1998        1999
                                                        ------------ -----------
                                                                     (unaudited)
Assets
Current Assets:
  Cash and cash equivalents...........................    $  5,374     $  6,351
  Accounts receivable, less allowance for doubtful
   accounts of $104 and $334 at March 31, 1999 and
   December 31, 1998, respectively....................       6,644        7,066
  Inventories.........................................       5,563        4,644
  Prepaid expenses and other receivables..............         314          292
                                                          --------     --------
                                                            17,895       18,353

Property, plant and equipment (net)...................       1,916        1,796
Capitalized software (net)............................       1,302        1,457
Other assets..........................................         261          322
                                                          --------     --------
     Total Assets.....................................    $ 21,374     $ 21,928
                                                          ========     ========
Liabilities and Shareholders' Equity
Current Liabilities:
  Loans payable.......................................    $     --     $    485
  Payable to Finova Capital...........................       1,231          919
  Current portion of capital lease....................         110           99
  Accounts payable....................................       2,800        1,668
  Accrued expenses and other..........................       1,140        2,580
  Warranty............................................         523          600
  Customer deposits, advances and other credits.......         122           48
                                                          --------     --------
                                                             5,926        6,399
Capital lease obligations, net of current portions....         135          152
Deferred rent.........................................          81           65
                                                          --------     --------
                                                             6,142        6,616
                                                          --------     --------
Shareholders' Equity:
  Preferred stock, $.01 par value per share,
   Authorized, 3,000,000 shares; Issued and
   outstanding, none at March 31, 1999 and
   December 31, 1998, respectively....................          --           --
  Common stock, $.01 par value per share, Authorized,
   20,000,000 shares; Issued and outstanding,
   11,028,084 shares and 11,027,084 shares at March
   31, 1999 and December 31, 1998, respectively.......         110          110
  Capital in excess of par value - common ............      25,860       25,867
  Accumulated Deficit.................................     (10,738)     (10,665)
                                                          --------     --------
                                                            15,232       15,312
                                                          --------     --------
     Total Liabilities and Shareholders' Equity.......    $ 21,374     $ 21,928
                                                          ========     ========





                See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                         For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          1998           1999
                                                       ----------     ----------

Net sales.........................................      $  8,240       $  9,433

Cost of sales.....................................         5,810          6,494
                                                      ----------       --------

 Gross profit.....................................         2,430          2,939

Operating expenses:
 Selling, general & administrative................         1,847          2,498
 Research & development...........................           604            452
                                                      ----------       --------

Operating loss....................................           (21)           (11)

 Net interest income..............................           125             84
                                                      ----------       --------

Net income........................................    $      104       $     73
                                                      ----------       --------

 Preferred dividends..............................            --             --
                                                      ----------       --------

Net income applicable to
 common shares....................................    $      104       $     73
                                                      ==========       ========

Earnings per common share:

Net income per common
  share - basic...................................    $     0.01       $   0.01
                                                      ==========       ========

Earnings per common share -
 assuming dilution:

Net income per common share
 - diluted........................................    $     0.01       $   0.01
                                                      ==========       ========

Weighted average number of common and
 dilutive shares - basic..........................        10,918         11,027
                                                      ==========       ========

Weighted average number of common and
 dilutive shares - diluted........................        11,251         11,337
                                                      ==========       ========








                 See notes to consolidated financial statements.



                                                              ECCS, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                       (Dollars in Thousands)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          1998              1999
                                                                       ----------        ----------

Cash flows from operating activities:
  Net income...................................................        $     104          $     73
  Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
    Depreciation and amortization..............................              255               272
    Increase in accounts receivable............................           (1,307)             (422)
    Decrease in inventories....................................              169               919
    Decrease (increase) in prepaid expenses and other..........              149               (39)
    Decrease in payable to Finova Group/AT&T Commercial........               --              (312)
    (Decrease) increase in accounts payable, accrued
     liabilities, deferred rent and other......................             (384)              369
    Decrease in customer deposits, advances and other credits..             (125)              (74)
                                                                       ---------          --------
Net cash (used in) provided by operating activities............           (1,139)              786
                                                                       ---------          --------

Cash flows from investing activities:
  Additions to property, plant and equipment...................             (383)             (122)
  Additions to capitalized software............................             (178)             (185)
                                                                       ---------          --------
Net cash used in investing activities..........................             (561)             (307)
                                                                       ---------          --------

Cash flows from financing activities:
  Borrowings under revolving credit agreement..................            1,250             5,163
  Repayments under revolving credit agreement..................           (1,600)           (4,678)
  Repayment of capital lease obligations.......................              (11)                6
  Net (cost) proceeds from exercise of employee
  stock options and issuance of common stock...................               (3)                7
                                                                       ---------          --------
Net cash (used in) provided by financing activities............             (364)              498
                                                                       ---------          --------

Net (decrease) increase in cash and cash equivalents...........           (2,064)              977

Cash and cash equivalents at beginning of period...............           11,625             5,374
                                                                       ---------          --------

Cash and cash equivalents at end of period.....................        $   9,561          $  6,351
                                                                       =========          ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest....................................................        $      17          $     25
                                                                       =========          ========





                 See notes to consolidated financial statements.

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (INFORMATION FOR MARCH 31, 1998 AND MARCH 31, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


NOTE 1 -- BASIS OF PRESENTATION

     The information presented for March 31, 1998 and March 31, 1999 and for the three-month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and March 31, 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization and Business

     ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance, user definable, fault tolerant, direct platform-attached and network-attached storage subsystems for a wide range of customer requirements.

     ECCS sells to a broad range of customers in various industries (e.g. large database companies, financial enterprises, retail enterprises, non-profits organizations, Internet Service Providers, digital imaging users, telecommunications companies and the US Government).

                                  ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (INFORMATION FOR MARCH 31, 1998 AND MARCH 31, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


     (b)  Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

     (c)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                 December 31,     March 31,
                                                     1998            1999
                                                 ------------    -----------
                                                                 (unaudited)

Purchased parts..................................   $2,500          $2,334
Finished goods...................................    3,848           3,015
                                                    ------          ------
                                                     6,348           5,349
  Less: inventory valuation reserve..............      785             705
                                                    ------          ------
                                                    $5,563          $4,644
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

     (f)  Software Development Costs

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is

                                  ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (INFORMATION FOR MARCH 31, 1998 AND MARCH 31, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


charged to cost of sales and aggregated $63 and $30 for the three month periods ended March 31, 1998 and March 31, 1999, respectively. At March 31, 1999 and December 31, 1998, the Company had capitalized $3,481 and $3,661 of software development costs, respectively, of which $2,024 and $1,993 had been amortized, respectively. During 1998, the Company wrote off $366 of previously capitalized projects.

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

                                  ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (INFORMATION FOR MARCH 31, 1998 AND MARCH 31, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


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

NOTE 5 -- TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem Computers Incorporated ("Tandem"), acquired Digital Equipment Corporation ("Digital"), a competitor of the Company, in 1998. On March 24, 1998, the Company announced a relationship with

                                  ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (INFORMATION FOR MARCH 31, 1998 AND MARCH 31, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


Tandem pursuant to which Tandem could purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. Although Tandem purchased product from the Company through 1998, the acquisition of Digital by Compaq has adversely effected the Company's sales to Compaq/Tandem. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intends to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it would terminate the contract effective February 15, 1999, which, pursuant to the reseller agreement, would give Tandem an additional ninety days to purchase product from the Company.

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

     The Company's revenues are generated from two primary sources: (i) revenues derived from sales of mass storage enhancement products, which include sales of all ECCS mass storage enhancement products, including the Synchronix family of products, and sales of certain third party component products that are incorporated into such mass storage enhancement systems; and (ii) revenues derived from services and other revenue which include professional services and maintenance contracts.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Three Months Ended March 31, 1998 and 1999
     ------------------------------------------

     Net Sales

     Net sales increased by approximately $1,193 or 15%, in the three months ended March 31, 1999, as compared to net sales in the three months ended March 31, 1998. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 89% and 96% of net sales in the quarters ended March 31, 1998 and 1999, respectively. Sales by the Company in its capacity as a VAR accounted for 2% and less than 1% of net sales in the quarters ended March 31, 1998 and 1999, respectively. Services and other revenues accounted for 9% and 4% of net sales in the quarters ended March 31, 1998 and 1999, respectively. The increase in the 1999 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems to Federal customers.

     Sales to the U.S. Air Force through Federal integrators accounted for approximately 64% of net sales in the quarter ended March 31, 1999. The Company believes that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for at least the next 12 months. However, there can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners accounted for approximately 17% of net sales in the quarter ended March 31, 1999. Sales to the Company's primary alternate channel partner, Unisys Corporation ("Unisys"), accounted for approximately 11% of the Company's net sales in the quarter ended March 31, 1999. There can be no assurance that Unisys will continue to place orders with the Company or that orders from Unisys will continue at their previous levels.

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

     During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for approximately 6% of the Company's net sales in the quarter ended March 31, 1999. In January 1998 Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem, announced its planned acquisition of Digital Equipment Corp. ("Digital"), a competitor of the Company. Although Tandem purchased product from the Company during the quarter ended March 31, 1999, the acquisition of Digital by Compaq has adversely effected the Company's sales to Tandem/Compaq. As a result of Compaq's acquisition of Digital, whose products include a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intends to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it would terminate the contract effective February 15, 1999, which, pursuant to the reseller agreement, would give Tandem an additional ninety days to purchase product from the Company.

     In August 1998, the Company executed an agreement with Hewlett Packard Company ("HP") pursuant to which HP may resell the Company's Synchronix products and services through HP's North American Local Product Organization. This agreement provides the Company with an additional alternate channel partner. The Company believes that HP provides ECCS with an established reseller capability in a wide range of markets. In addition, HP customers will now be able to acquire ECCS' product and services as part of an integrated HP solution. There can be no assurance that the Company's sales of Synchronix products, or other products, will increase as a result of its agreement with HP. To date there have been no significant sales to HP.

     The Company continues efforts to establish potential OEM relationships for specialized and standard versions of its Synchronix product line, in addition to its relationships with Unisys and Tandem. There can be no assurance, however, that such additional relationships will be established, or if established, that they will decrease the Company's reliance on its OEM relationships with Unisys or compensate for the adverse impact on Company sales to Tandem resulting from Compaq's acquisition of Digital.

     Gross Profit

     The Company's cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. The Company's gross profit increased by approximately $509 in the three months ended March 31, 1999 to approximately $2,939, from $2,430 in the three months ended March 31, 1998. The Company's gross margin increased to 31.2% in the three months ended March 31, 1999, as compared to 29.5% in the corresponding period of the prior year. Such increase in gross margin is due primarily to an increase in sales of the Company's proprietary mass storage products which generally have higher gross margins than other products that the Company sells.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, trade shows and expenses associated with the Company's management, accounting, contract and administrative functions. SG&A expenses increased as a percentage of net sales representing 22.4% and 28.6% for the three months ended March 31, 1998 and 1999, respectively. SG&A expenses increased by $651 to $2,498 in the three months ended March 31, 1999 from $1,847 in the three months ended March 31, 1998. Such increases were due primarily to the hiring of additional sales and marketing personnel, coupled with enhanced marketing efforts related to the Company's current and new product offering. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 72% and 70% of such expenses in the three months ended March 31, 1998 and March 31, 1999, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses decreased in the three months ended March 31, 1999 by $152 or 25% from $604 in the corresponding period of the prior year. This decrease is due primarily to the Company's decision to discontinue its efforts to develop a fibre controller and a controller design that incorporates Tandem's Servernet technology. Such expenses for the first quarter of 1999 represented approximately 4.8% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 6.8% of the Company's net sales. Research and development expenses are anticipated to increase substantially, in the near future, to enable the Company to update and expand upon its existing product offerings and to integrate its products into systems of future OEMs.

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

     Net Interest (Income) Expense

     Net interest income was $125 and $84 for the three months ended March 31, 1998 and March 31, 1999, respectively. The $41 reduction in interest income was due primarily to lower cash balances in 1999 compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory levels financing and through private and public sales of equity securities. On March 31, 1999, the Company's cash balance was approximately $6,351.

     Net cash used in operating activities was $1,139 for the three months ended March 31, 1998 and net cash provided by operating activities was $786 for the three months ended March 31, 1999. Such source of cash in 1999 resulted primarily from a decrease in inventory levels. Net cash used in financing activities was $364 for the three months ended March 31, 1998 and net cash provided by financing activities was $498 for the three months ended March 31, 1999. Such source of cash in 1999 resulted primarily from an increase in amounts due NationsBanc under the Company's revolving credit agreement.

     The Company used $383 and $122 for the acquisition of equipment by direct purchase during the quarter ended March 31, 1998 and March 31, 1999, respectively. Total capital expenditures for 1999 are expected to be approximately $600, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. Net payments under the Company's accounts receivable financing facility for the three months ended March 31, 1998 was $350. Such amounts for the three months ended March 31, 1999 represent net borrowings of $485.

     The Company's working capital was approximately $12,000 at December 31, 1998 and March 31, 1999.

     On July 9, 1997, the Company entered into a full recourse factoring facility with NationsBanc Commercial Corporation ("NCC") which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of March 31, 1999, the Company's balance outstanding under this full recourse factoring facility was approximately $485.

     The Company also has a $2,000 general line of credit with the Finova Group, Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Finova increased such general line of credit to $3,000 through January 31, 1999, on the same terms and conditions. After such date, the line returned to $2,000.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $123. As of March 31, 1999, the Company had a balance of $919 outstanding under this credit line, and available credit under such line towards future inventory purchases was approximately $1,081.

     NCC and Finova had entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

     The Company's agreement with NCC restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's agreement with Finova prohibits the payment of dividends.

     During 1997, the Company utilized $1,118 of net operating loss carryover ("NOL") for federal tax purposes. The Company has a NOL for Federal income tax purposes of approximately $10,278, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $376, which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $67. These credits can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits may be limited.

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

     With respect to internal matters, ECCS has completed a review of its hardware and software to determine whether its business-related applications
(including applications relating to distribution, finance, inventories, operations, products, purchasing and sales/marketing) will be Year 2000 compliant. In addition, in 1998, programs designed to identify Year 2000 problems associated with dates embedded in certain business-related files were created and executed to identify any Year 2000 compliance issues. The testing unearthed a few Year 2000 problems, all of which have been addressed and retested for Year 2000 readiness. The results of such tests continue to be analyzed. There can be no assurance, however, that such testing has detected, or will detect, all compliance issues related to the Year 2000 problem.

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

     Estimated Year 2000 Compliance Costs

     Through March 31, 1999, ECCS has incurred approximately $1,275 in costs (excluding in-house labor and hardware), which includes installation of the ERP system in 1998, in connection with Year 2000 compliance matters. ECCS estimates that it will expend approximately $100 in fiscal year 1999 on additional hardware, software and other items related to the Year 2000 compliance matters.

     Risks Relating to Year 2000 Compliance Matters

     ECCS' goal to become Year 2000 compliant with respect to internal matters during calendar year 1999. Although ECCS has begun and is undertaking testing of its internal business-related hardware and software applications, there can be no assurances that such testing will detect all applications that may be affected by year 2000 compliance problems. With respect to external matters, due to the multi-dependent and interdependent issues raised by Year 2000 compliance, including many factors beyond its control, ECCS may face the possibility that one or more of its mission critical vendors, such as its utilities, telephone carriers or equipment manufacturers, may not be Year 2000 compliance on a timely basis. Because of the unique nature of such vendors, alternate providers may not be available.

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

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 5. OTHER INFORMATION.

     Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem Computers Incorporated ("Tandem"), acquired Digital Equipment Corporation ("Digital"), a competitor of the Company, in 1998. On March 24, 1998, the Company announced a relationship with Tandem pursuant to which Tandem could purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. Although Tandem purchased product from the Company through 1998, the acquisition of Digital by Compaq has adversely effected the Company's sales to Compaq/Tandem. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intends to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it would terminate the contract effective February 15, 1999, which, pursuant to the reseller agreement, would give Tandem an additional ninety days to purchase product from the Company.

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



                                             ECCS, Inc.



DATE:  May 14, 1999                     By: /s/ Gregg M. Azcuy
                                           -------------------------------------
                                           Gregg M. Azcuy, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)




DATE:  May 14, 1999                     By: /s/ Louis J. Altieri
                                           -------------------------------------
                                           Louis J. Altieri, Vice President,
                                           Finance and Administration (Principal
                                           Financial and Accounting Officer)