Form 10-Q
period 1999-06-30
ECCS INC
filed 1999-08-09
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                                              OR
|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------     -------------
                    Commission file number 0-21600
                                   ECCS, INC.
                                   ----------
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                    22-2288911
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                             07724
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

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

               Yes:   X                               No:
                    -----                                -----

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999:

               Class                               Number of Shares
               -----                               ----------------
     Common Stock, $0.01 par value                     11,055,197

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------
                                                                          Page
                                                                          ----


PART I. FINANCIAL INFORMATION ............................................. 1
-----------------------------

    Item 1.    Financial Statements........................................ 1

        Consolidated Balance Sheets as of June 30, 1999 (unaudited)
        and December  31, 1998............................................. 2

        Consolidated Statements of Operations for the three months ended June 30, 1999 and June 30, 1998 and for the six  months ended June 30, 1999 and June 30, 1998 (unaudited).................. 3

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 1999 and
        June 30, 1998 (unaudited).......................................... 4

        Notes to Consolidated Financial Statements (unaudited)............. 5

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations............10

        Overview  .........................................................10

        Results of Operations..............................................11

        Liquidity and Capital Resources....................................17

PART II. OTHER INFORMATION.................................................21
--------------------------

    Item 4.    Submission of Matters to a Vote of Security Holders.........21
    Item 5     Other Information...........................................21
    Item 6.    Exhibits and Reports on Form 8-K............................22

SIGNATURES.................................................................23
----------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                          ECCS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in Thousands)

                                                                 December 31,     June 30,
                                                                     1998           1999
                                                                 -----------    ------------
                                                                                 (unaudited)
Assets
Current Assets:
  Cash and cash equivalents................................      $     5,374    $    5,494
  Accounts receivable, less allowance for doubtful
   accounts of  $334 and $47 at December 31, 1998 and
    June 30, 1999, respectively............................            6,644         7,944
  Inventories..............................................            5,563         6,476
  Prepaid expenses and other receivables...................              314           291
                                                                 -----------    ----------
                                                                      17,895        20,205

Property, plant and equipment (net)........................            1,916         1,718
Capitalized software (net).................................            1,302         1,562
Other assets...............................................              261           324
                                                                 -----------    ----------
          Total Assets.....................................      $    21,374    $   23,809
                                                                 ===========    ==========
Liabilities and Shareholders' Equity
Current Liabilities:
  Payable to Finova Capital................................            1,231         2,861
  Current portion of capital lease obligations.............              110           126
  Accounts payable.........................................            2,800         3,003
  Accrued expenses and other...............................            1,140         1,464
  Warranty.................................................              523           637
  Customer deposits, advances and other credits............              122            12
                                                                 -----------    ----------
                                                                       5,926         8,103

Capital lease obligations, net of current portions.........              135            95
Deferred rent..............................................               81            49
                                                                 -----------    ----------
                                                                       6,142         8,247
                                                                 -----------    ----------
Shareholders' Equity:
  Preferred Stock, $0.01 par value per share, Authorized,
   3,000,000 shares; Issued and outstanding, none at
   December 31, 1998 and June 30, 1999, respectively.......               --            --
  Common stock, $0.01 par value per share, Authorized,
   20,000,000 shares; Issued and outstanding, 11,027,084
   shares and 11,055,197 shares at December 31, 1998 and
   June 30, 1999, respectively.............................              110           111
  Capital in excess of par value - common .................           25,860        25,908
  Accumulated Deficit......................................          (10,738)      (10,457)
                                                                 -----------    ----------

                                                                      15,232        15,562
                                                                 -----------    ----------
      Total Liabilities and Shareholders' Equity...........      $    21,374    $   23,809
                                                                 ===========    ==========

                       See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (In Thousands, Except Per Share Amounts)


                                             For the Three Months           For the Six Months
                                                 Ended June 30,                Ended June 30,
                                                 --------------                --------------
                                             1998             1999           1998         1999
                                             ----             ----           ----         ----

Net sales............................      $ 6,469          $ 8,909        $14,709      $18,342

Cost of sales........................        4,502            5,709         10,312       12,203
                                           -------          -------        -------      -------

  Gross profit.......................        1,967            3,200          4,397        6,139

Operating expenses:
  Selling, general & administrative..        2,053            2,550          3,900        5,048
  Research & development.............          717              475          1,321          927
                                           -------          -------        -------      -------

Operating (loss) income..............         (803)             175           (824)         164

  Net interest income................          (91)             (33)          (216)        (117)
                                           -------          -------        -------      -------

Net (loss) income ...................      $  (712)         $   208        $  (608)     $   281
                                           -------          -------        -------      -------

  Preferred dividends................          - -              - -            - -          - -
                                           -------          -------        -------      -------

Net (loss) income applicable to
  common shares......................      $  (712)         $   208        $  (608)     $   281
                                           =======          =======        =======      =======

(Loss) earnings per common share:

Net (loss) income per common
  share - basic......................      $ (0.07)         $  0.02        $ (0.06)     $  0.03
                                           =======          =======        =======      =======

(Loss) earnings per common share
 assuming dilution:

Net (loss) income per common share -
  diluted............................      $ (0.07)         $  0.01        $ (0.06)     $  0.02
                                           =======          =======        =======      =======

Weighted average number of common
  and dilutive shares - basic........       10,958           11,029         10,938       11,028
                                           =======          =======        =======      =======
Weighted average number of common
  and dilutive shares - diluted......       10,958           11,869         10,938       11,633
                                           =======          =======        =======      =======



                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                             1998                1999
                                                                             ----                ----
Cash flows from operating activities:
  Net (loss) income...................................................    $   (608)           $    281
  Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization.....................................         533                 669
    Decrease (increase) in accounts receivable........................         678              (1,300)
    Decrease (increase) in inventories................................         610                (913)
    Decrease (increase) in prepaid expenses and other.................         111                 (40)
    Increase in payable to Finova Capital.............................          --               1,630
    (Decrease) increase in accounts payable, accrued liab., deferred
     rent and other...................................................      (1,515)                609
    Decrease in customer deposits, advances and other credits.........        (120)               (110)
                                                                          --------            --------
Net cash (used in) provided by operating activities...................        (311)                826
                                                                          --------            --------

Cash flows from investing activities:
  Additions to property, plant and equipment..........................        (978)               (239)
  Additions to capitalized software...................................        (451)               (492)
                                                                          --------            --------
Net cash used in investing activities.................................      (1,429)               (731)
                                                                          --------            --------

Cash flows from financing activities:
  Borrowings under revolving credit agreement.........................       2,373               9,792
  Repayments under revolving credit agreement.........................      (3,404)             (9,792)
  Repayment of long term debt, capital lease obligations..............         (11)                (24)
  Net proceeds from exercise of employee stock options and issuance
   of common stock....................................................         178                  49
                                                                          --------            --------

Net cash (used in) provided by financing activities...................        (864)                 25
                                                                          --------            --------

Net (decrease) increase in cash and cash equivalents..................      (2,604)                120

Cash and cash equivalents at beginning of period......................      11,625               5,374
                                                                          --------            --------

Cash and cash equivalents at end of period............................    $  9,021            $  5,494
                                                                          ========            ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest..........................................................    $     48            $     80
                                                                          ========            ========



                 See notes to consolidated financial statements.

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1998 and June 30, 1999 is unaudited)
               (Dollars in Thousands except Per Share Information)


NOTE 1 - BASIS OF PRESENTATION

     The information presented for June 30, 1999, and for the three month and six month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1999, the results of its operations for the three and six-month periods ended June 30, 1998 and June 30, 1999, and its cash flows for the six-month periods ended June 30, 1998 and June 30, 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1998 and June 30, 1999 is unaudited)
               (Dollars in Thousands except Per Share Information)


     (b) Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

     (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                      December 31,    June 30,
                                                          1998          1999
                                                      -----------     -------
                                                                     (unaudited)
Purchased parts...................................    $    2,500     $    3,091
Finished goods....................................         3,848          4,210
                                                      ----------     ----------
                                                           6,348          7,301
     Less: inventory valuation reserve............           785            825
                                                      ----------     ----------
                                                      $    5,563     $    6,476
                                                      ==========     ==========

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

     (f) Software Development Costs

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $117 and $232 for the six month period ended June 30, 1998 and June 30, 1999, respectively. At June 30, 1999 and December 31, 1998, the Company had capitalized $3,787 and $3,661

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1998 and June 30, 1999 is unaudited)
               (Dollars in Thousands except Per Share Information)

of software development costs, respectively, of which $2,225 and $1,993 had been amortized, respectively. During 1998, the Company wrote off $366 of previously capitalized projects.

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

     (l) Stock Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1998 and June 30, 1999 is unaudited)
               (Dollars in Thousands except Per Share Information)


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


NOTE 3 - LITIGATION

     There are no individual material litigation matters pending to which the Company is a party or to which any of its property is subject.


NOTE 4 - CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.


NOTE 5 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem Computers Incorporated ("Tandem"), acquired Digital Equipment Corporation ("Digital"), a competitor of the Company, in 1998. On March 24, 1998, the Company announced a relationship with Tandem pursuant to which Tandem could purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. Although Tandem purchased product from the Company through the first six months of 1999, the acquisition of Digital by Compaq has adversely effected the Company's sales to Compaq/Tandem. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1998 and June 30, 1999 is unaudited)
               (Dollars in Thousands except Per Share Information)


Company was informed that Tandem intended to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it terminated the contract effective February 15, 1999, which, pursuant to the reseller agreement, gave Tandem an additional ninety days to purchase product from the Company.


NOTE 6 - TRANSACTION WITH A SIGNIFICANT VENDOR

     The Company has a $2,000 general line of credit with the Finova Group, Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Finova increased such general line of credit to $3,000 through January 31, 1999, on the same terms and conditions. After such date, the Company received temporary approval to extend such line to the June 30, 1999 balance of $2,861.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The Company relied on this line of credit for 1% and 20% of its inventory acquisitions, respectively, the majority of which were purchases from Tech Data Corporation in the six months ended June 30, 1998, and Bell Micro Corporation in the six months ended June 30, 1999. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $2,861. As of June 30, 1999, the Company had a balance of $2,861 outstanding under this credit line, and available credit under such line towards future inventory purchases was zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     ECCS is a provider of enterprise storage solutions to protect and ensure access to critical data for server attached, Network Attached Storage (NAS), Fibre Channel Storage, and Storage Area Networks (SAN) markets. ECCS designs, manufactures, sells and supports high performance, user-definable, fault and non-fault tolerant storage subsystems to meet a wide range of customer applications, needs and Operating Systems (NT and UNIX). These connectivity options enable storage users the flexibility to choose and deploy a particular storage solution to meet their needs, accommodating both centralized to distributed storage environments.

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


RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Three Months Ended June 30, 1998 and 1999
     -----------------------------------------

     Net Sales

     Net sales increased by approximately $2,440 or 38% in the three months ended June 30, 1999, as compared to net sales in the three months ended June 30, 1998. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 95% and 97% of net sales in the quarters ended June 30, 1998 and 1999, respectively. Sales by the Company in its capacity as a VAR accounted for 2% and less than 1% of net sales in the quarters ended June 30, 1998 and 1999, respectively.
Services and other revenues accounted for 3% of net sales in each of the quarters ended June 30, 1998 and 1999. The increase in the 1999 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems to the U. S. Air Force through Federal integrators, offset in part by decreases in sales to both the OEM and commercial markets.

     Sales to the U. S. Air Force through Federal integrators were $6,333 and accounted for approximately 71% of net sales in the quarter ended June 30, 1999. Sales to the U. S. Air Force in this quarter increased by approximately 428% as compared to the quarter ended June 30, 1998. The Company believes that sales to the U. S. Air Force will continue to comprise a significant portion of the Company's net sales for at least the next 12 months. However, there can be no assurance that the U. S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners were $982 and accounted for approximately 11% of net sales in the quarter ended June 30, 1999. Such sales represent a 69% decrease as compared to sales to alternate channel partners in the second quarter of 1998. Such decrease represents a decrease in sales to Unisys Corporation, the Company's primary alternate channel partner, of approximately $832 or 46%, combined with the $1,016 or 99% decrease in sales to Tandem.

     During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for less than 1% of the Company's net sales in the quarter ended June 30, 1999. In January 1998 Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem, announced its planned acquisition of Digital Equipment Corp. ("Digital"), a competitor of the Company. Although Tandem purchased product from the Company during the quarter ended March 31, 1999, the acquisition of Digital by Compaq has adversely effected the Company's sales to Tandem/Compaq. As a result of Compaq's acquisition of Digital, whose products include a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intended to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it terminated the contract effective February 15, 1999, which, pursuant to the reseller agreement, gave Tandem an additional ninety days to purchase product from the Company.

     During the second quarter of 1999 the Company was informed by Unisys that it would not continue the marketing of the Company's Synchronix 1000 product after December 31, 1999 and that it does not intend to initiate purchases of the Synchronix 2000. Unisys is under contractual obligation, however, to purchase certain of the Company's product through year end.

     The Company continues its efforts to establish additional OEM relationships and alternate channel relationships for specialized and standard versions of its Synchronix product line. As a result of the consolidation of OEMs and the decrease in demand of OEMs seeking new storage solutions/vendors the Company has shifted its sales and marketing focus to end users, resellers and VAR's. There can be no assurance, however, that such additional relationships, including relationships with end users and resellers, will be established, or if established, that they will compensate for the adverse impact on Company sales to Tandem resulting from Compaq's acquisition of Digital and the anticipated loss of the Company's OEM relationship with Unisys in the Year 2000.

     Sales to the Company's commercial customers were $1,594 and accounted for approximately 18% of net sales in the quarter ended June 30, 1999. Such sales represent a 26% decrease as compared to sales to commercial accounts in the quarter ended June 30, 1998. During the latter part of 1998, the Company shifted its sales and marketing focus to end user and reseller accounts. In addition, during the first quarter of 1999, the Company introduced Synchronix 2000 and Synchronection 2 in support of this new sales and marketing strategy. With the investment in both the sales and marketing infrastructure, including additional sales personnel, as well as the investment in new product offerings introduced during the first part of 1999, the Company expects that sales to the commercial market should improve in the latter part of 1999. To that end, the

Company announced in June 1999, that it had received a five-terabyte, $1.1 million order for its fault tolerant Synchronection 2 network attached storage device. There can be no assurance, however, that sales to commercial accounts will continue at such levels, if at all.

     Gross Profit

     The Company's cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. The Company's gross profit increased by approximately $1,233 to approximately $3,200 from $1,967 in the three months ended June 30, 1998. Such increase in gross profit is due primarily to the higher level of sales in 1999, coupled with favorable gross margin percentages. The Company's gross profit percentage increased to 36% in the three months ended June 30, 1999, as compared to 30% in the corresponding period in the prior year. The 6% increase is mainly attributable to the higher content of proprietary product sales, in addition to favorable costs associated with the quantity discounts that were received during the quarter for third party component products that are integrated with the Company's proprietary mass storage enhancement products.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, trade shows and expenses associated with the Company's management, accounting, contract and administrative functions. SG&A expenses decreased as a percentage of net sales representing 32% and 29% for the three months ended June 30, 1998 and 1999, respectively. SG&A expenses increased by $497 to $2,550 in the three months ended June 30, 1999 from $2,053 in the three months ended June 30, 1998. Such increase was primarily due to higher commissions associated with higher sales levels in addition to the hiring of additional sales and marketing personnel coupled with enhanced efforts related to the Company's current and new product offering. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 68% and 71% of such expenses in the three months ended June 30, 1998 and June 30, 1999, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses decreased in the three months ended June 30, 1999 by $242 to $475, or 34%, from $717 in the corresponding period of the prior year. This decrease is due primarily to the Company's decision to discontinue its efforts to develop a fibre controller and a controller design that incorporates Tandem's ServerNet Technology. Research and development expenses for the second quarter of 1999 represented approximately 6% of the Company's net sales and including the amount capitalized in accordance with SFAS No. 86, represented approximately 9% of the Company's net sales. Research and development expenses are anticipated to increase substantially, in the near future, to enable the

Company to update and expand upon its existing product offerings and to integrate its products into systems of future OEMs.

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

     Net Interest (Income)Expense

     Net interest income was $91 and $33 or the three months ended June 30, 1998 and June 30, 1999, respectively. The $58 reduction in interest income was due primarily to lower cash balances in 1999 compared to the same period in 1998.

     Six Months Ended June 30, 1998 and 1999
     ---------------------------------------

     Net Sales

     Net sales increased by approximately $3,633 or 25% in the six months ended June 30, 1999, as compared to net sales in the six months ended June 30, 1998. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 93% and 97% of net sales in the six months ended June 30, 1998 and 1999, respectively. Sales by the Company in its capacity as a VAR accounted for 2% and less than 1% of net sales in the six months ended June 30, 1998 and 1999, respectively. Services and other revenues accounted for 5% and 3% of net sales in the six-month periods ended June 30, 1998 and June 30, 1999, respectively. The increase in the 1999 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems to the U. S. Air Force through Federal integrators, offset in part by decreases in sales to both the OEM and commercial markets.

     Sales to the U. S. Air Force through Federal integrators were $12,527 and accounted for approximately 68% of net sales in the six months ended June 30, 1999. Sales to the U. S. Air Force in the six months ended June 30, 1999 increased by approximately 196% as compared to such sales in the six months ended June 30, 1998. The Company believes that sales to the U. S. Air Force will continue to comprise a significant portion of the Company's net sales for at least the next 12 months. However, there can be no assurance that the U. S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners were $2,570 and accounted for approximately 14% of net sales in the six months ended June 30, 1999. Such sales represent a 63% decrease as compared to sales to alternate channel partners in the comparable period of

1998. Such decrease represents a decrease in sales to Unisys Corporation, the Company's primary alternate channel partner, of approximately $1,653 or 46%, combined with a $1,664 or 73% decrease in sales to Tandem.

     During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for approximately 3% of the Company's net sales in the quarter ended March 31, 1999. In January 1998 Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem, announced its planned acquisition of Digital Equipment Corp. ("Digital"), a competitor of the Company. Although Tandem purchased product from the Company during the quarter ended March 31, 1999, the acquisition of Digital by Compaq has adversely effected the Company's sales to Tandem/Compaq. As a result of Compaq's acquisition of Digital, whose products include a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intended to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it terminated the contract effective February 15, 1999, which, pursuant to the reseller agreement, gave Tandem an additional ninety days to purchase product from the Company.

     During the second quarter of 1999 the Company was informed by Unisys that it would not continue the marketing of the Company's Synchronix 1000 product after December 31, 1999. Unisys has also informed the Company that it does not intend to initiate purchases of the Synchronix 2000. Unisys is under contractual obligation, however, to purchase certain of the Company's product through year end.

     The Company continues its efforts to establish additional OEM and alternate channel relationships for specialized and standard versions of its Synchronix product line. As a result of the consolidation of OEMs and the decrease in demand of OEMs seeking new storage solutions/vendors the Company has shifted its sales and marketing focus to end users, resellers and VAR's. There can be no assurance, however, that such additional relationships, including relationships with end users and resellers, will be established, or if established, that they will compensate for the adverse impact on Company sales to Tandem resulting from Compaq's acquisition of Digital and the anticipated loss of the Company's OEM relationship with Unisys in the Year 2000.

     Sales to the Company's commercial customers represented $3,245 and accounted for approximately 18% of net sales in the six months ended June 30, 1999. Such sales represent a 10% decrease as compared to sales to commercial accounts in the six months ended June 30, 1998. During the latter part of 1998, the Company shifted its sales and marketing focus to end user and reseller accounts. In addition, during the first quarter of 1999, the Company introduced Synchronix 2000 and Synchronection 2 in support of this new sales and marketing strategy. With the investment in both the sales and marketing infrastructure, including additional sales personnel, as well as the investment in new product offerings introduced during the first part of 1999, the Company expects that sales to the commercial market should improve in the latter part of 1999. To that end, the

Company announced in June 1999, that it had received a five-terabyte, $1.1 million order for its fault tolerant Synchronection 2 network attached storage device. There can be no assurance, however, that sales to commercial accounts will continue at such levels, if at all.

     Gross Profit

     The Company's gross profit increased by approximately $1,742 in the six months ended June 30, 1999 to approximately $6,139 from $4,397 in the six months ended June 30, 1998. Such increase in gross profit is due primarily to the higher level of sales in 1999, coupled with favorable gross profit percentages. The Company's gross profit percentage increased to 33.5% in the six months ended June 30, 1999, as compared to 29.9% for the same period last year. The 3.6% increase in gross margin is primarily due to the higher content of proprietary product sales in addition to the favorable costs attributable to the quantity discounts received for third party component products that are integrated with the Company's proprietary mass storage enhancement products.

     In addition, favorable costs attributable to quantity discounts were received during the quarter for third party component products that are integrated with the Company's proprietary mass storage enhancement products.

     Operating Expenses

     SG&A expenses increased by $1,148 to $5,048 in the six months ended June 30, 1999 from $3,900 in the six months ended June 30, 1998. Such increase was due primarily to higher commissions associated with higher sales levels, in addition to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market the Company's current and new product offerings. SG&A expenses as a percentage of net sales represented 27% and 26% for the six months ended June 30, 1999 and 1998, respectively. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 71% and 70% of such expenses in the six months ended June 30, 1999 and June 30, 1998, respectively.

     Research and development expenses decreased in the six months ended June 30, 1999 by $394 to $927, or 30%, from $1,321 in the corresponding period of the prior year. This decrease is due primarily to the Company's decision to discontinue its efforts to develop a fibre controller and a controller design that incorporates Tandem's ServerNet technology. Such expenses for the six months ended June 30, 1999 represented approximately 5.2% of the company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 7% of the Company's net sales.

     Net Interest (Income) Expense

     Net interest income was $216 and $117 for the six months ended June 30, 1998 and June 30, 1999, respectively. The $99 reduction in interest income was due primarily to lower cash balances in 1999 compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     Since 1994, the Company has funded its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On June 30, 1999, the Company's cash balance was approximately $5,400.

     Net cash used in operating activities was $311 for the six months ended June 30, 1998. Net cash provided by operating activities was $826 for the six months ended June 30, 1999. Such source of cash in 1999 resulted primarily from income from operations after adding back depreciation and amortization. Net cash used in financing activities was $864 for the six months ended June 30, 1998, while net cash provided by financing activities was $25 for the six months ended June 30, 1999.

     The Company used $978 and $239 for the acquisition of equipment by direct purchase during the six months ended June 30, 1998 and 1999, respectively. Such expenditures in 1999 primarily consisted of computer equipment associated with the Company's research and development efforts. Total capital expenditures for 1999 are expected to be approximately $600, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. Net activities, under the Company's revolving credit agreement, were zero for the six months ended June 30, 1999 and were net payments of $1,031 for the six months ended June 30, 1998.

     The Company's working capital was approximately $12,000 at June 30, 1999 and December 31, 1998, respectively.

     On July 9, 1997, the Company entered into a full recourse factoring facility with NationsBanc Commercial Corporation ("NCC") which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by NCC by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of June 30, 1999, the Company's balance outstanding under this full recourse factoring facility was zero.

     The Company also has a $2,000 general line of credit with the Finova Group, Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Finova increased such general line of credit to $3,000 through January 31, 1999, on the same terms and conditions. After such date, the Company received temporary approval to extend such line to the June 30, 1999 balance of $2,861.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The Company relied on this line of credit for 1% and 20% of its inventory acquisitions, respectively, the majority of which were purchases from Tech Data Corporation in the six months ended June 30, 1998, and Bell Micro Corporation in the six months ended June 30, 1999. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $2,861. As of June 30, 1999, the Company had a balance of $2,861 outstanding under this credit line, and available credit under such line towards future inventory purchases was zero.

     NCC and Finova had entered into an intercreditor subordination agreement with respect to their relative interest in substantially all of the Company's assets.

     The Company's agreement with NCC restricts the Company's ability to pay certain dividends without NCC's prior written consent. The Company's agreement with Finova prohibits the payment of dividends.

     During 1998, the Company utilized $1,118 of net operating loss carryover ("NOL") for federal tax purposes. The Company has a NOL for Federal income tax purposes of approximately $10,278 which will begin to expire 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $226 which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $67. These credits can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits may be limited.

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

     The Company's operating results are affected by seasonal factors, particularly the spending fluctuations of its largest customers including the U.S. Air Force through Federal integrators and Unisys. Due to the relatively fixed nature of certain of the Company's costs, a decline in net sales in any fiscal quarter will have a material adverse effect on that quarter's results of operations. The Company does not expect such spending fluctuations to be altered in the future. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders of its customers will continue at their previous levels.


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

     Estimated Year 2000 Compliance Costs

     Through June 30, 1999, ECCS has incurred approximately $1,275 in costs (excluding in-house labor and hardware), which includes installation of the ERP system in 1998, in connection with Year 2000 compliance matters. ECCS estimates that it will expend approximately $100 in fiscal year 1999 on additional hardware, software and other items related to the Year 2000 compliance matters.

     Risks Relating to Year 2000 Compliance Matters

     ECCS' goal is to become Year 2000 compliant with respect to internal matters during calendar year 1999. Although ECCS has begun and is undertaking testing of its internal business-related hardware and software applications, there can be no assurances that such testing will detect all applications that may be affected by year 2000 compliance problems. With respect to external matters, due to the multi-dependent and interdependent issues raised by Year 2000 compliance, including many factors beyond its control, ECCS may face the possibility that one or more of its mission critical vendors, such as its utilities, telephone carriers or equipment manufacturers, may not be Year 2000 compliance on a timely basis. Because of the unique nature of such vendors, alternate providers may not be available.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on June 24, 1999.

     There were present at the Meeting either in person or by proxy common shareholders holding an aggregate of 10,682,818 shares out of a total number of 11,028,084 shares issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:

NOMINEE                      FOR                          WITHHELD
-------                      ---                          --------

Michael E. Faherty           10,626,246 Shares            56,572 Shares
Gale R. Aguilar              10,626,246 Shares            56,572 Shares
Gregg M. Azcuy               10,626,246 Shares            56,572 Shares
James K. Dutton              10,626,246 Shares            56,572 Shares
Donald E. Fowler             10,626,246 Shares            56,572 Shares
Frank R. Triolo              10,626,246 Shares            56,572 Shares
Thomas I. Unterberg          10,626,246 Shares            56,572 Shares

     A vote was also taken at the Meeting on the proposal to ratify the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. Of the 10,682,818 shares present at the Meeting in person or by proxy, 10,660,258 shares were voted in favor of such proposal, 12,350 shares were voted against such proposal and 10,210 shares abstained from voting.

ITEM 5.   OTHER INFORMATION.

(a) TANDEM AND UNISYS.
    ------------------

     Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem Computers Incorporated ("Tandem") acquired Digital Equipment Corporation ("Digital"), a competitor of the Company, in 1998. On March 24, 1998, the Company announced a relationship with Tandem pursuant to which Tandem could purchase Synchronix from the Company and resell Synchronix under a private label with Tandem's own systems. Although Tandem purchased product from the Company through 1998, the acquisition of Digital by Compaq has adversely effected the Company's sales to Compaq/Tandem. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intended to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it terminated the contract effective February 15, 1999, which, pursuant to the reseller agreement, gave Tandem an additional ninety days to purchase product from the Company. For the quarter ended June 30, 1999 sales to Tandem accounted for less than 1% of the Company's total net sales.

(b)  IN HOUSE MANUFACTURING.
     -----------------------

     The primary outside manufacturer for the Synchronix system, Unisys, closed its Winnipeg computer storage systems manufacturing plant on or about July 31, 1999. The Company has commenced manufacturing the Synchronix 1000 and Synchronix 2000 in-house and plans to locate another third party manufacturer and/or continue to manufacture such systems in-house. Although the Company has achieved ISO 9000 certification in February, 1999 and anticipates that it has sufficient facilities and expertise to manufacture such systems in-house, there can be no assurance that material problems will not arise in the future that could materially adversely effect the Company's results of operations.

     During the second quarter of 1999 the Company was informed by Unisys that it would not continue the marketing of the Company's Synchronix 1000 product after December 31, 1999 and that it does not intend to initiate purchases of the Synchronix 2000. Unisys is under contractual obligation, however, to purchase certain of the Company's product through year end.

(c)  RESIGNATION OF DAVID BOYLE.
     ---------------------------

     On June 21, 1999 David Boyle, Vice President, Sales and Marketing resigned from his position with the Company. Since the date of Mr. Boyle's resignation the Company has been actively seeking his replacement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          11     Calculation of Earnings Per Share

          27     Financial Data Schedule for the period ended June 30, 1999.



     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ECCS, Inc.




Date: August 9, 1999                    By: /s/ Gregg M. Azcuy
                                           -------------------------------------
                                            Gregg M. Azcuy, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)



Date: August 9, 1999                    By: /s/ Louis J. Altieri
                                           -------------------------------------
                                            Louis J. Altieri, Vice President,
                                            Finance and Administration
                                            (Principal Financial and
                                            Accounting Officer)

                                   EXHIBIT 11

                        Calculation of Earnings per Share
                                 (In Thousands)

                                                         Three Months                 Six Months
                                                        Ended June 30,              Ended June 30,
                                                      1998         1999            1998           1999
Numerator:
Net income (loss)................................  $   (712)     $    208       $   (608)      $    281
Preferred stock dividends........................        --            --             --             --
                                                   --------      --------       --------       --------

Numerator for basic earnings per share -
(loss) income available to common shareholders...  $   (712)     $    208       $   (608)      $    281

Effect of dilutive securities:

Preferred stock dividends........................        --            --             --             --
Interest on unpaid preferred stock dividends.....        --            --             --             --
                                                   --------      --------       --------       --------
                                                         --            --             --             --
Numerator for dilutive (loss) earnings per
share - (loss) income available to common
shareholders after assumed conversion............  $   (712)     $    208       $   (608)      $    281

Denominator:

Denominator for basic (loss) earnings per share-
weighted-average shares..........................    10,958        11,029         10,938         11,028


Effect of dilutive securities:

Employee stock options and warrants..............        --            --             --             --
Convertible preferred stock......................        --            --             --             --
                                                   --------      --------       --------       --------
                                                         --            --             --             --

Dilutive potential common shares
Denominator for diluted (loss) earnings per
share - Adjusted weighted-average shares and
assumed conversion...............................    10,958        11,869         10,938         11,633
                                                   ========      ========       ========       ========

Basic (loss) earnings per share                    $  (0.07)     $   0.02       $  (0.06)      $   0.03
                                                   ========      ========       ========       ========

Diluted (loss) earnings per share                  $  (0.07)     $   0.01       $  (0.06)      $   0.02
                                                   ========      ========       ========       ========