Form 10-Q
period 1999-09-30
ECCS INC
filed 1999-11-15
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                           Commission File No. 0-21600

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

                                 (732) 747-6995
                    ----------------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes: X                             No:
                   ---                              ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 30, 1999:

          Class                                     Number of Shares
          -----                                     ----------------

Common Stock, $.01 par value                           11,078,206

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION..............................................  1
-----------------------------

     Item 1.   Financial Statements........................................  1

        Consolidated Balance Sheets as of December 31, 1998
        and September 30, 1999 (unaudited).................................  2

        Consolidated Statements of Operations for the
        three months ended September 30, 1998 and
        September 30, 1999 and for the nine months
        ended September 30, 1998 and
        September 30, 1999 (unaudited).....................................  3

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1998 and
        September 30, 1999 (unaudited).....................................  4

        Notes to Consolidated Financial Statements (unaudited).............  5

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations............ 10

        Overview........................................................... 10

        Results of Operations.............................................. 11

        Liquidity and Capital Resources.................................... 16

PART II. OTHER INFORMATION................................................. 21
--------------------------

     Item 5.   Other Information........................................... 21

     Item 6.   Exhibits and Reports on Form 8-K............................ 21

SIGNATURES................................................................. 22
----------

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                   December 31,       September 30,
                                                                                       1998                1999
                                                                                   ---------------    --------------
                                                                                                       (unaudited)

Assets:

Current Assets:
  Cash and cash equivalents....................................................    $       5,374      $      3,494
  Accounts receivable, less allowance for doubtful accounts of $334 and $104 at December 31, 1998 and September 30, 1999,
   respectively................................................................            6,644             7,541
  Inventories..................................................................            5,563             7,267
  Prepaid expenses and other receivables.......................................              314               315
                                                                                   -------------      ------------
                                                                                          17,895            18,617

Property, plant and equipment (net)............................................            1,916             1,710
Capitalized software (net).....................................................            1,302             1,650
Other assets...................................................................              261               379
                                                                                   -------------      ------------
     Total Assets .............................................................    $      21,374      $     22,356
                                                                                   =============      ============
Liabilities and Shareholders' Equity
Current Liabilities:
  Payable to Finova Capital....................................................    $       1,231               696
  Current portion of capital lease obligations.................................              110               128
  Accounts payable.............................................................            2,800             3,263
  Accrued expenses and other...................................................            1,140             1,086
  Warranty.....................................................................              523               672
  Customer deposits, advances and other credits................................              122                85
                                                                                   -------------      ------------
                                                                                           5,926             5,930
Capital lease-long term net of current portion.................................              135                62
Deferred rent..................................................................               81                31
                                                                                   -------------      ------------
                                                                                           6,142             6,023
                                                                                   -------------      ------------


Shareholders' Equity:
  Preferred Stock $0.01 par value per share, authorized, 3,000,000 shares; Issued and outstanding, none at December 31, 1998 and
  September 30, 1999, respectively.............................................               --                --
Common stock, $0.01 par value per share, authorized, 20,000,000 shares; Issued and outstanding 11,027,084 shares and 11,078,206
  shares at December 31, 1998 and September 30, 1999, respectively.............              110               111
Capital in excess of par value - common .......................................           25,860            25,978
Accumulated Deficit............................................................          (10,738)           (9,756)
                                                                                         -------            ------
                                                                                          15,232            16,333
                                                                                          ------      ------------
     Total Liabilities and Shareholders' Equity................................    $      21,374      $     22,356
                                                                                   =============      ============

                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                              For the Three Months                     For the Nine Months
                                                               Ended September 30                       Ended September 30
                                                       ----------------------------------        -------------------------------
                                                           1998                   1999                1998              1999
                                                       ------------          ------------        --------------     ------------

Net sales..........................................     $    6,317            $    11,737         $      21,026      $    30,079

Cost of sales......................................          4,402                  8,114                14,714           20,317
                                                        ----------            -----------         -------------      -----------
 Gross profit......................................          1,915                  3,623                 6,312            9,762

Operating expenses:
 Selling, general & administrative.................          2,222                  2,466                 6,127            7,514
 Research & development............................            733                    488                 2,049            1,415
                                                        ----------            -----------         -------------      -----------

Operating (loss) income............................         (1,040)                   669                (1,864)             833

 Net interest income...............................           (103)                   (32)                 (319)            (149)
                                                        ----------            -----------         -------------      -----------
 Net (loss) income.................................     $     (937)           $       701         $      (1,545)     $       982
                                                        ----------            -----------         -------------      -----------

Net (loss) income applicable to shares.............     $     (937)           $       701         $      (1,545)     $       982
                                                        ==========            ===========         =============      -----------
(LOSS) EARNINGS PER SHARE:

Net (loss) income per share - basic................     $    (0.09)           $      0.06         $       (0.14)     $      0.09
                                                        ==========            ===========         =============      ===========
(LOSS) EARNINGS PER SHARE-
 ASSUMING DILUTION:

Net (loss) income per share - diluted..............     $    (0.09)           $      0.06         $       (0.14)     $      0.08
                                                        ==========            ===========         =============      ===========

Weighted average number of common
 shares - basic....................................         10,998                 11,066                10,959           11,041
                                                        ==========            ===========         =============      ===========

Weighted average number of common
 and common equivalent shares - diluted............         10,998                 12,274                10,959           11,828
                                                        ==========            ===========         =============      ===========


                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                              Nine Months Ended September 30,
                                                                                         -----------------------------------------
                                                                                              1998                      1999
                                                                                         -----------------       -----------------

Cash flows from operating activities:
  Net (loss) income.................................................................       $     (1,545)            $      982
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation and amortization...................................................                822                  1,070
    Decrease (increase) in accounts receivable......................................                113                   (897)
    Increase in inventories.........................................................               (189)                (1,704)
    Decrease (increase) in prepaid expenses, other receivables and other assets.....                 87                   (119)
    Decrease in payable to Finova Capital...........................................                 --                   (535)
    (Decrease) increase in accounts payable, accrued liabilities, deferred rent
     and other liabilities..........................................................               (715)                   508
    Decrease in customer deposits, advances and other credits.......................               (192)                   (37)
                                                                                           ------------             ----------
Net cash (used in) operating activities.............................................             (1,619)                  (732)
                                                                                           ------------             ----------

Cash flows from investing activities:
  Additions to property, plant and equipment........................................             (1,112)                  (452)
  Additions to capitalized software.................................................               (680)                  (760)
                                                                                           ------------             ----------
Net cash used in investing activities...............................................             (1,792)                (1,212)
                                                                                           ------------             ----------

Cash flows from financing activities:
  Borrowings under revolving credit agreement.......................................              7,281                 14,263
  Repayments under revolving credit agreements......................................             (6,902)               (14,263)
  Net proceeds from (repayment of) long term debt, capital lease obligations........                202                    (55)
  Net proceeds from exercise of employee stock options and issuance
   of common stock..................................................................                210                    119
                                                                                           ------------             ----------
  Net cash provided by financing activities.........................................                791                     64
                                                                                           ------------             ----------
  Net decrease in cash and cash equivalents.........................................             (2,620)                (1,880)

Cash and cash equivalents at beginning of period....................................             11,625                  5,374
                                                                                           ------------             ----------
Cash and cash equivalents at end of period..........................................       $      9,005             $    3,494
                                                                                           ============             ==========
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
   Interest.........................................................................       $         71             $       92
                                                                                           ============             ==========





                 See notes to consolidated financial statements.

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    (INFORMATION FOR SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

NOTE 1 - BASIS OF PRESENTATION:

     The information presented for September 30, 1999 and for the three and nine-month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1999, the results of its operations for the three and nine-month periods ended September 30, 1998 and September 30, 1999 and its cash flows for the nine-month periods ended September 30, 1998 and September 30, 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  significant   intercompany   balances  have  been
eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) ORGANIZATION AND BUSINESS

     ECCS provides intelligent solutions to store, protect and access mission critical information for the Open Systems and related markets. The Company designs, manufactures and sells high performance fault tolerant data storage for a wide range of customer requirements.

     ECCS sells to a broad range of customers in various industries (e.g. database companies, financial enterprises, retail enterprises, non-profit organizations, Internet Service Providers, digital imaging users, telecommunications companies and the U.S. Government).

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    (INFORMATION FOR SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

     (B) CASH AND CASH EQUIVALENTS


     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

     (C) INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                                              December 31,          September 30,
                                                                                 1998                    1999
                                                                         --------------------      --------------
                                                                                                     (unaudited)

Purchased parts..........................................................    $  2,500               $     3,669
Finished goods...........................................................       3,848                     4,458
                                                                             --------               -----------
                                                                                6,348                     8,127
   Less: inventory valuation reserve.....................................         785                       860
                                                                             --------               -----------
                                                                             $  5,563               $     7,267
                                                                             ========               ===========

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

     (F) SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    (INFORMATION FOR SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

charged to cost of sales and aggregated $148 and $411 for the nine-month periods ended September 30, 1998 and September 30, 1999, respectively. At December 31, 1998 and September 30, 1999, the Company had capitalized $3,661 and $4,054 of software development costs, respectively, of which $1,993 and $2,404 had been amortized, respectively. During 1998, the Company wrote off $366 of previously capitalized projects.

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

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    (INFORMATION FOR SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

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

     (M) PER SHARE INFORMATION

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.

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

NOTE 5 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Sales to the U.S. Air Force through Federal integrators were $18,743 and accounted for approximately 62.3% of net sales in the nine months ended
September 30, 1999. Sales to the U.S. Air Force in the nine months ended September 30, 1999 increased by approximately 213.0% as compared to such sales in the nine months ended September 30, 1998.

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    (INFORMATION FOR SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

NOTE 6 - PAYABLE TO FINOVA GROUP, INC. AND TRANSACTION WITH A SIGNIFICANT VENDOR

     The Company has a $2,000 general line of credit with the Finova Group, Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Finova increased such general line of credit to $3,000 through January 31, 2000, on the same terms and conditions. During the third quarter, however, the Company was allowed to exceed such amount by $295. After such date, the amount available under such general line of credit shall revert back to the original line of credit of $2,000.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The Company relied on this line of credit for 31.6% of its inventory acquisitions, the majority of which were purchases from Bell Micro Corporation in the nine months ended September 30, 1999. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $3,295. As of September 30, 1999, the Company had a balance of $696 outstanding under this credit line, and available credit under such line towards future inventory purchases was $2,304.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)

OVERVIEW

     ECCS is a provider of enterprise storage solutions to protect and ensure access to critical data for server attached, Network Attached Storage (NAS), Fibre Channel Storage and Storage Area Networks (SAN) markets. ECCS designs, manufactures, sells and supports high performance, user-definable, fault and non-fault tolerant storage subsystems to meet a wide range of customer applications, needs and Operating Systems (NT and UNIX). These connectivity options enable storage users the flexibility to choose and deploy a particular storage solution to meet their needs, accommodating both centralized to distributed storage environments.

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

     ECCS products are sold globally through OEM's. In addition, ECCS' direct sales force sells its products domestically to VAR's, system integrators as well as end user customers. ECCS sells to a broad range of customers in various industries (e.g. large database companies, financial enterprises, retail enterprises, non-profits organizations, Internet Service Providers, digital imaging users, telecommunications companies and the U.S. Federal Government).

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


RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1999
     ----------------------------------------------

     NET SALES

     Net sales increased by approximately $5,420, or 85.8%, in the three months ended September 30, 1999 as compared to net sales in the three months ended September 30, 1998. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 93.8% and 94.2% of net sales in the quarters ended September 30, 1998 and 1999, respectively. Sales by the Company in its capacity as a VAR accounted for 2.4% and less than 1.0% of net sales in the quarters ended September 30, 1998 and 1999, respectively. Services and other revenues accounted for 3.8% and 5.8% of net sales in the quarters ended September 30, 1998 and 1999, respectively. The increase in net sales in the 1999 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems to commercial end users and to the U.S. Air Force through Federal integrators, offset in part by decreases in the OEM market.

     Sales to the U.S. Air Force through Federal integrators were $6,214 and accounted for approximately 52.9% of net sales in the quarter ended September 30, 1999. Sales to the U.S. Air Force in this quarter increased by approximately 256.0% as compared to the quarter ended September 30, 1998. The Company believes that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. However, there can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to OEMs were $967 and accounted for approximately 8.2% of net sales in the quarter ended September 30, 1999. Such sales represent a 59.0% decrease as compared to sales to alternate channel partners in the third quarter of 1999. Such decrease represents a decrease in sales to Unisys Corporation ("Unisys"), the primary alternate channel partner of approximately $990, combined with the $382 decrease in sales to Tandem Computers, Inc. ("Tandem").

     During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for less than 1.0% of the Company's net sales in the quarter ended September 30, 1999. In January 1998, Compaq Computer Corp. ("Compaq"), the corporate owner of Tandem, announced its planned acquisition of Digital Equipment Corp. ("Digital"), a competitor. Although Tandem purchased product from the Company during 1999, the acquisition of Digital by Compaq has adversely effected the Company's sales to Tandem/Compaq. As a result of Compaq's acquisition of Digital, whose products included a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intended to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it terminated the contract effective February 15, 1999, which, pursuant to the reseller agreement, gave Tandem an additional ninety days to purchase product from the Company.

     During the first quarter of 1999, the Company informed Unisys that it would be discontinuing the Synchronix 1000 product family. As such, Unisys would not continue the marketing of the Company's Synchronix 1000 product after January 31, 2000. Unisys has also informed the Company that it does not intend to initiate purchases of the Synchronix 2000. Unisys is under contractual obligation, however, to purchase certain of the Company's product through January 31, 2000.

     The Company continues its efforts to establish additional OEM relationships and alternate channel relationships for specialized and standard versions of its Synchronix product line. As a result of the consolidation of OEMs, and decrease in demand of OEMs seeking new storage solutions/vendors, the Company has shifted its sales and marketing focus to end users, resellers and VAR's. There can be no assurance, however, that such additional relationships, including relationships with end users and resellers, will be established, or if established, that they will compensate for the adverse impacts on Company sales to Tandem resulting from Compaq's acquisition of Digital and the anticipated loss of the Company's OEM relationship with Unisys in the Year 2000.

     Sales to the Company's commercial customers were $4,556 and accounted for approximately 38.8% of net sales in the quarter ended September 30, 1999. Such sales represent a 104.0% increase as compared to sales to commercial accounts in the quarter ended September 30, 1998. During the latter part of 1998, the Company shifted its sales and marketing focus to end user and reseller accounts. In addition, during the first quarter of 1999, the Company introduced Synchronix 2000 and Synchronection 2 in support of this new sales and marketing strategy.
With the investment in both the sales and marketing infrastructure, including additional sales personnel, as well as the investment in new product offerings introduced during the first part of 1999, the Company expects that sales to the commercial market should improve on a long term basis. To that end, the Company announced in June 1999, that it had received a five-terabyte, $1.1 million order for its fault tolerant Synchronection 2 network attached storage device. There can be no assurance, however, that sales to commercial accounts will continue at such levels, if at all.

     GROSS PROFIT

     The Company's cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. The Company's gross profit increased by approximately $1,708, to approximately $3,623 from $1,915 in the three months ended September 30, 1998. Such increase in gross profit is due primarily to the higher level of sales in 1999.

     OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, trade shows and expenses associated with the Company's management, accounting, contract and administrative functions. SG&A expenses decreased as a percentage of net sales representing 35.2% and 21.0% for the three months ended September 30, 1998 and 1999, respectively. Such percentage decrease represents a higher level of revenue in 1999 combined with certain SG&A costs that have remained consistent with the same period in 1998. SG&A expenses increased by $244, to $2,466 in the three months ended September 30, 1999 from $2,222 in the three months ended September 30, 1998. Such increase was primarily due to higher commissions associated with higher sales levels in addition to the hiring of additional sales and marketing personnel. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 64.0% and 71.0% of such expenses the three months ended September 30, 1998 and September 30, 1999, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses decreased in the three months ended September 30, 1999 by $245, or 33.4%, from $733 in the corresponding 1998 period. This decrease is due primarily to the Company's decision to discontinue its efforts to develop a fiber controller and a controller design that incorporates Tandem's ServerNet(TM) technology. Research and development expenses for the third quarter of 1999 represented approximately 4.2% of the Company's net sales and including the amount capitalized in accordance with SFAS No. 86, represented approximately 5.8% of the Company's net sales. Research and development expenses are anticipated to increase substantially in the near future to enable the Company to update and expand upon its existing product offerings.

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

     NET INTEREST (INCOME) EXPENSE

     Net interest income was $103 and $32 for the three months ended September 30, 1998, and September 30, 1999, respectively. The $71 reduction in interest income was due primarily to lower cash balances in 1999 compared to the same period in 1998.

     Nine Months Ended September 30, 1998 and 1999
     ---------------------------------------------

     NET SALES

     Net sales increased by approximately $9,053, or 43.0%, in the nine months ended September 30, 1999, as compared to net sales in the nine months ended September 30, 1998. Sales of the Company's proprietary mass storage enhancement systems, including sales of certain third party component products, accounted for 92.9% and 95.6% of net sales in the nine-month period ended September 30, 1998 and 1999, respectively. Sales by the Company in its capacity as a VAR accounted for 2.1% and less than 1.0% of net sales in the nine months ended September 30, 1998 and 1999, respectively. Services and other revenues accounted for 5.0% and 4.4% of net sales in the nine months ended September 30, 1998 and 1999, respectively. The increase in the 1999 period resulted primarily from an increase in sales of the Company's mass storage enhancement systems to the U.S. Air Force through Federal integrators and to commercial end users, offset in part by decreases in sales to the OEM market.

     Sales to the U.S. Air Force through Federal integrators were $18,743 and accounted for approximately 62.3% of net sales in the nine months ended
September 30, 1999. Sales to the U.S. Air Force in the nine months ended September 30, 1999 increased by approximately 213.0% as compared to such sales in the nine months ended September 30, 1998. The Company believes that sales to the U.S. Air Force will continue to comprise a significant portion of the Company's net sales for the next 12 months. However, there can be no assurance that the U.S. Air Force will continue to purchase from the Company at historical levels, if at all.

     Sales to alternate channel partners were $3,476 and accounted for approximately 11.6% of net sales in the nine months ended September 30, 1999. Such sales represent a decrease of $4,752, or 58.0%, as compared to sales to alternate channel partners in the comparable period of 1998. Such decrease represents a decrease in sales to Unisys Corporations, the Company's primary alternate channel partner, of approximately $2,706 combined with a $2,046 decrease in sales to Tandem.

     During the first quarter of 1997, the Company commenced selling products to Tandem. Sales to Tandem accounted for approximately 2.1% of the Company's net sales in the quarter ended September 30, 1999. In January 1998 Compaq, the corporate owner of Tandem, announced its planned acquisition of Digital, a competitor of the Company. Although Tandem purchased product from the Company during 1999, the acquisition of Digital by Compaq has adversely effected the Company's sales to Tandem/Compaq. As a result of Compaq's acquisition of Digital, whose products include a similar storage system to that of ECCS, Compaq decided to focus its marketing efforts on its own products in lieu of outsourced products. The Company was informed that Tandem intended to discontinue the marketing of the Company's product after the second quarter of 1999. Accordingly, the Company notified Tandem that it terminated the contract effective February 15, 1999, which, pursuant to the reseller agreement, gave Tandem an additional ninety days to purchase product from the Company.

     During the first quarter of 1999, the Company informed Unisys that it would be discontinuing the Synchronix 1000 product family. As such, Unisys would not continue the marketing of the Company's Synchronix 1000 product after January 31, 2000. Unisys has also informed the Company that it does not intend to initiate purchases of the Synchronix 2000. Unisys is under contractual obligation, however, to purchase certain of the Company's product through January 31, 2000.

     The Company continues its efforts to establish additional OEM and alternate channel relationships for specialized and standard versions of its Synchronix product line offering. As a result of the consolidation of OEMs and the decrease in demand of OEMs seeking new storage solutions/vendors the Company has shifted its sales and marketing focus to end users, resellers and VARs. There can be no assurance, however, that such additional relationships, including relationships with end users and resellers, will be established, or if established, that they will compensate for the adverse impact on Company sales to Tandem resulting from Compaq's acquisition of Digital and the anticipated loss of the Company's OEM relationship with Unisys in the Year 2000.

     Sales to the Company's commercial customers represented $7,860 and accounted for approximately 26.1% of net sales in the nine months ended September 30, 1999. Such sales represent a 15.0% increase as compared to sales to commercial customers in the nine months ended September 30, 1998. During the latter part of 1998, the Company shifted its sales and marketing focus to end user and reseller accounts. In addition, during the first quarter of 1999, the Company introduced Synchronix 2000 and Synchronection 2 in support of this new sales and marketing strategy. With the investment in both the sales and marketing infrastructure, including additional sales personnel, as well as the investment in new product offerings introduced during the first part of 1999, the Company expects that sales to the commercial market should improve on a long term basis. To that end, the Company announced in June 1999, that it had received a five-terabyte, $1.1 million order for its fault tolerant
Synchronection 2 network attached storage device. There can be no assurance, however, that sales to commercial accounts will continue at such levels, if at all.

     GROSS PROFIT

     The Company's gross profit increased by approximately $3,450 in the nine months ended September 30, 1999 to approximately $9,762 from $6,312 in the nine months ended September 30, 1998. Such increase in gross profit is due primarily to the higher level of sales in 1999, coupled with favorable gross margin percentages. The Company's gross profit percentage increased to 32.5% the nine months ended September 30, 1999, as compared to 30.0% in the corresponding period in the prior year. The 2.5% increase is mainly attributable to the higher content of proprietary product sales in addition to favorable costs attributable to the quantity discounts received for third party component products that are integrated with the Company's proprietary mass storage enhancement products.

     OPERATING EXPENSES

     SG&A expenses increased by $1,387 to $7,514 in the nine months ended September 30, 1999 from $6,127 in the nine months ended September 30, 1998. Such increase was due primarily to higher commissions associated with higher sales levels, in addition to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market the Company's current and new product offerings. SG&A expenses as a percentage of net sales represented 29.1% and 25.0% for the nine months ended September 30, 1998 and 1999, respectively. Such percentage decrease represents a higher level of revenue in 1999 combined with certain SG&A costs that have remained consistent with the same period in 1998. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 64.0% and 71.0% of such expenses in the nine months ended September 30, 1998 and September 30, 1999, respectively.

     Research and development expenses decreased in the nine months ended September 30, 1999 by $634, or 30.9%, from $2,049 in the corresponding period of the prior year. This decrease is due primarily to the Company's decision to discontinue its efforts to develop a fibre controller and a fibre controller design that incorporates Tandem's Server Net technology. Such expenses for the nine months ended September 30, 1999 represented approximately 4.7% of the Company's net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 6.4% of the Company's net sales.

     NET INTEREST (INCOME) EXPENSE

     Net interest income was $319 and $149 for the nine months ended September 30, 1998 and September 30, 1999, respectively. The reduction in interest income was due primarily to lower cash balances in 1999 compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

     The Company funds its operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On September 30, 1999, the Company's cash balance was approximately $3,494.

     Net cash used in operating activities was $1,619 and $732 for the nine months ended September 30, 1998 and September 30, 1999, respectively. Such use of cash in 1999 resulted primarily from an increase in accounts receivable and inventory levels coupled with a net payment to Finova Capital, offset by net income from operations after adding back depreciation and amortization. Net cash provided by financing activities was $791 and $64 for the nine months ended September 30, 1998 and 1999, respectively. Such net proceeds in 1999 primarily represents cash received from the exercise of stock options partially offset by payments of capital lease obligations.

     The Company used $1,112 and $452 for the acquisition of equipment by direct purchase during the nine months ended September 30, 1998 and September 30, 1999 respective periods. Such expenditures in 1999 primarily consisted of computer equipment associated with the Company's research and development efforts. Total capital expenditures for 1999 are expected to be approximately $600, although such amounts are not subject to formal commitments. The Company anticipates that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. Net activities, under the Company's revolving credit agreement were zero for the nine months ended September 30, 1999 and were net borrowings of $379 for the nine months ended September 30, 1998.

     The Company's working capital was $12,000 and $12,687 at December 31, 1998 and September 30, 1999, respectively.

     On July 9, 1997, the Company entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of September 30, 1999, the Company's balance outstanding under this full recourse factoring facility was zero.

     The Company also has a $2,000 general line of credit with the Finova Group Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. Finova increased such general line of credit to $3,000 through January 31, 2000, on the same terms and conditions. During the third quarter, however, the Company was allowed to exceed such amount by $295. After such date, the amount available under such general line of credit shall revert back to the original line of credit of $2,000.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The Company relied on this line of credit for 31.6% of its inventory acquisitions, the majority of which were purchased from Bell Micro Corporation in the nine months ended September 30, 1999. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $3,295.

As of September 30, 1999, the Company had a balance of $696 outstanding under this credit line, and available credit under such line towards future inventory purchases was $1,304.

     BOA and Finova had entered into an intercreditor subordination agreement with respect to their relative interest in substantially all of the Company's assets.

     The Company's agreement with BOA restricts the Company's ability to pay certain dividends without BOA's prior written consent. The Company's agreement with Finova prohibits the payment of dividends.

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

     The Company's operating results are affected by seasonal factors, particularly the spending fluctuations of its largest customers including the U.S. Air Force through Federal interrogators and Unisys. Due to the relatively fixed nature of certain of the Company's costs, a decline in net sales in any fiscal quarter will have a material adverse effect on that quarter's results of operations. The Company does not expect such spending fluctuations to be altered in the future. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders of its customers will continue at their previous levels.

IMPACT OF THE YEAR 2000

     GENERAL

     Computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. Any of ECCS' computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, the computerized systems (including both information and non-information technology systems) and applications used by ECCS will need to be reviewed, evaluated and, if and where necessary, modified or replaced to ensure that all financial, information and operating systems are Year 2000 compliant.

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

     With respect to internal matters, ECCS has completed a review of its hardware and software to determine whether its business-related applications
(including applications relating to distribution, finance, inventories, operations, products, purchasing and sales/marketing) will be Year 2000 compliant. In addition, in 1998, programs designed to identify Year 2000 problems associated with dates embedded in certain business-related files were created and executed to identify any Year 2000 compliance issues. The testing unearthed a few Year 2000 problems, all of which have been addressed and re-tested for Year 2000 readiness. The results of such tests continue to be analyzed. There can be no assurance, however, that such testing has detected, or will detect, all compliance issues related to the Year 2000 problem.

     With respect to external matters, ECCS has distributed questionnaires and requests for certification to its mission critical vendors and has obtained and reviewed the responses thereto. The questionnaires have requested information concerning embedded technologies of such vendors, the hardware and software applications used by such vendors and the Year 2000 compliance efforts of such vendors relating thereto.

     ESTIMATED YEAR 2000 COMPLIANCE COSTS

     Through September 30, 1999, ECCS has incurred approximately $1,300 in costs (excluding in-house labor and hardware), which includes installation of the ERP system in 1998, in connection with Year 2000 compliance matters.

     RISKS RELATING TO YEAR 2000 COMPLIANCE MATTERS

     ECCS' goal has been to become Year 2000 compliant with respect to internal matters during calendar year 1999. Although ECCS has tested its internal business-related hardware and software applications, there can be no assurances that such testing will detect all applications that may be affected by year 2000 compliance problems. With respect to external matters, due to the multi-dependent and interdependent issues raised by Year 2000 compliance, including many factors beyond its control, ECCS may face the possibility that one or more of its mission critical vendors, such as its utilities, telephone carriers or equipment manufacturers, may not be Year 2000 compliance on a timely basis. Because of the unique nature of such vendors, alternate providers may not be available.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 5.   OTHER INFORMATION.  (DOLLARS IN THOUSANDS)

     (A)  IN HOUSE MANUFACTURING.
          ----------------------

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

     (B)  RESIGNATION OF RICK RICE.
          ------------------------

     On September 24, 1999 Rick Rice, Vice President, Software Development and Advanced Solutions resigned from his position with the Company. Since the date of Mr. Rice's resignation the Company has been actively seeking his replacement.

     (C)  REPAYMENT OF LOAN BY GREGG AZCUY
          --------------------------------

     On June 6, 1997, the Company entered into a loan transaction with Gregg M. Azcuy, its President and Chief Executive Officer (the "Borrower") pursuant to a $250 promissory note in favor of the Company. Interest on the outstanding principal balance of such promissory note is payable monthly at the prime lending rate. The promissory note is payable over a five-year period which began on May 31, 1999. In connection with such promissory note, the Borrower granted the Company a security interest in the Borrower's interests in the Company's 1997 Executive Compensation Plan and any and all future executive compensation bonuses or similar compensation to be received by the Borrower. The Borrower also pledged to the Company all of his right, title and interest to 25,000 restricted shares of the Company's Common Stock and options to purchase 131,000 shares of the Company's Common Stock as security for the promissory note. Subsequent to the end of the quarter ended September 30, 1999, on November 2, 1999, the Company received payment from the Borrower in the amount of $227 representing full payment of the balance on such certain promissory note.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          11   Calculation of Earnings per Share.

          27   Financial Data Schedule for the period ended 9/30/99.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ECCS, Inc.



DATE: November 15, 1999             By:  /s/ Gregg M. Azcuy
                                       -----------------------------------------
                                       Gregg M. Azcuy, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)




DATE: November 15, 1999             By:  /s/ Louis J. Altieri
                                       -----------------------------------------
                                       Louis J. Altieri, Vice President,
                                       Finance and Administration (Principal
                                       Financial and Accounting Officer)

                                                                      EXHIBIT 11

                        Calculation of Earnings per Share
                   (In Thousands) except for per Share Amount


                                                                    Three Months                         Nine Months
                                                                 Ended September 30,                  Ended September 30,
                                                            -----------------------------         ---------------------------
                                                               1998               1999                 1998           1999
                                                            ----------         ----------         -------------    ----------
Net (loss) income                                           $    (937)         $   701            $  (1,545)       $    982

Net (loss) income per share - Basic                         $    (.09)         $   .06            $   (0.14)       $    .09


Net (loss) income per share - Diluted                       $    (.09)         $   .06            $   (0.14)       $    .08

Weighted average number of common shares -
Basic                                                           10,998          11,066                10,959         11,041

Weighted average number of common and
common equivalent shares - Diluted                              10,998          12,274                10,959         11,828