Form 10-K
period 1999-12-31
ECCS INC
filed 2000-04-14
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1999
                                       OR
| | TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF  THE  SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------

                         Commission file number 0-21600

                                   ECCS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                     22-2288911
---------------------------------         --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                          07724
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (732) 747-6995
                             ----------------------
                             (Registrant's telephone
                          number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of Each Exchange on Which Registered
    -------------------             -----------------------------------------

------------------------------    ----------------------------------------------

------------------------------    ----------------------------------------------

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

                   Yes: X                              No:
                       ---                                ---


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $166,349,750 at February 29, 2000 based on the last sales price on that date.


         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 29, 2000:

Class                                                           Number of Shares
-----                                                           ----------------

Common Stock, $.01 par value                                       11,349,868


     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------
          Item                                                              Page
          ----                                                              ----

PART I    1.   Business...................................................     2

          2.   Properties.................................................    20

          3.   Legal Proceedings..........................................    20

          4.   Submission of Matters to a Vote of Security Holders........    21

PART II   5.   Market For the Company's Common Equity and Related
               Shareholder Matters........................................    22

          6.   Selected Consolidated Financial Data.......................    23

          7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    24

          7A.  Quantitative and Qualitative Disclosures About Market Risk.    32

          8.   Financial Statements and Supplementary Data................    32

          9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure........................    32

PART III  10.  Directors and Executive Officers of the Company............    33

          11.  Executive Compensation.....................................    33

          12.  Security Ownership of Certain Beneficial Owners
               and Management.............................................    33

          13.  Certain Relationships and Related Transactions.............    33

PART IV   14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K....................................    33

SIGNATURES................................................................    35

EXHIBIT INDEX.............................................................    37

FINANCIAL STATEMENTS......................................................   F-1

                           FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. ECCS, Inc.'s ("ECCS," the "Company" or "We") actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: component quality and availability, changes in business conditions, Year 2000 compliance of the Company's and other vendors' products and related issues, including impact of the Year 2000 problem on customer buying patterns, changes in ECCS' sales strategy and product development plans, changes in the data storage or network marketplace, competition between ECCS and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of ECCS' open systems products, delays in the development of new technology and changes in customer buying patterns.


                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     We design, manufacture, sell and support fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. Our products include high performance storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems. Our enterprise storage solutions address all three storage markets: DAS, in which the storage device is connected directly to a server; NAS, in which the storage device is installed on a network; and SAN, in which the storage device is used in a specialized network. These connectivity options provide storage users the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, we enable customers to migrate their existing storage investments to different connectivity options. We provide our customers fault tolerant, modular, scalable and reconfigurable products to manage and meet their changing business and computing needs. We believe our products reduce the total cost of ownership of data storage by allowing end users to use the products across various operating systems.

     In 1996, as a result of an extensive product development initiative, we repositioned ourselves from a reseller of third party products to a developer of fault tolerant enterprise storage solutions. A number of products resulted from these product development efforts, including our

Synchronix and Synchronection product lines. During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. Our direct sales force concentrates on sales to e-commerce and other commercial end users. Our direct sales force also recruits VARs and assists them in their sales to commercial end users.

     In January 2000, we introduced Synchronix SAN, an enterprise storage solution for the SAN architecture. This new product combines Fibre Channel switched fabric and SAN management with the fault tolerant features found in our Synchronix storage engine. We believe that companies' growing storage demands will lead them increasingly to consider SAN products. At present, a number of our existing customers have taken or are taking delivery of Synchronix SAN on an evaluation basis since its introduction. In addition to providing fault tolerance and increased performance, Synchronix SAN allows our customers the ability to migrate to our software-based solution as it becomes available.

     We are presently undertaking a software development effort to create a file aware storage architecture for our future products. File aware storage products possess embedded intelligence that obviates the need for a server which, in turn, provides for increased performance and lower costs. Our software-based implementation of a file aware storage architecture will also incorporate our fault tolerance expertise, allow users to integrate our products with those from other vendors and provide for the migration of our storage to DAS, NAS and SAN architectures as a customer requires. We believe our planned software-based offering provides many features and capabilities not currently available in the storage marketplace. We are currently in the process of preparing several separate patent applications relating to this software-based offering. We believe our software-based offering will appeal to both large data users and alternative channel partners, including OEMs, as the significant software component of our future products will allow them to be easily integrated into other storage solutions.

INDUSTRY BACKGROUND

     In recent years there has been a significant increase in the volume of data created, processed, stored and accessed throughout an enterprise. As a result, the demand for sophisticated storage systems to house this data has grown dramatically. International Data Corporation estimates that the worldwide storage system marketplace will exceed $46 billion in 2003. This growth has been fueled by the rapid expansion of the Internet, measured both by the number of users as well as the number of web-based e-commerce and corporate initiatives which require continuous access to critical business information 24 hours a day, seven days a week. Also contributing to this growth has been the emergence of data-intensive applications, such as online transaction processing, data warehousing, data mining and enterprise resource planning, and the use of multimedia-based information. This demand is compounded when organizations create redundant sources of data to enable continuous error-free access to data. As a result, the need for high-capacity, high-performance storage devices and systems is dramatically increasing. The growth in stored data has been facilitated by the continued decline in the cost per unit of storage capacity.

     Data has also become increasingly important as a critical business asset. In addition to being relied upon by an organization's employees, corporate data is also being directly accessed by customers and suppliers. As a result, storage systems and servers must handle greater volumes of input and output transactions, or I/Os, and provide continuous availability of data. Data must be continuously available as the cost of down-time or sub-optimal performance could adversely affect a business' competitive advantage. These requirements have placed significant stress on currently installed storage products, many of which were not designed to handle large volumes of dispersed data.

     In addition, the increased use of Open Systems computing environments, such as NT, UNIX and Linux, creates the need for flexible and comprehensive data storage solutions capable of serving multiple computer platforms. Open Systems architecture permits organizations to utilize hardware and software products from various suppliers in order to process, share, manage and protect mission critical information throughout an enterprise. Whereas organizations historically purchased their storage from the same vendor that provided their server technology, storage purchases are increasingly being made independent of server purchase decisions.

     As the number, importance and complexity of storage systems have increased, the management of the data-intensive network environment has become more difficult. While data administration is a key requirement for organizations, their budgetary constraints often require that this increasingly complex task be accomplished cost-effectively, without increased staffing.

     To address the evolving storage requirements of organizations, three storage architectures have emerged. DAS has been the storage architecture traditionally employed and has historically represented the vast majority of storage purchases. NAS and SAN are more recent innovations in the storage marketplace and are expected to represent over 37% of worldwide storage systems sales by 2003, representing a compound annual growth rate in excess of 66%.

     o    DAS -  Storage  devices  that  are  directly  attached  to  the   host
          computer. These storage devices are dedicated to and accessed through the host computer;

     o NAS - Storage devices that are connected to a local or wide area network. NAS devices incorporate their own processing power in order to store and retrieve data. NAS storage devices allow more than one host server and users of different operating systems to access data; and

     o SAN - Storage devices that are connected to an additional, specialized, high speed network, dedicated to providing I/O. The use of a SAN offloads a significant amount of data traffic and overhead from the local or wide area network, resulting in improved overall network performance. SAN storage devices enable users on one operating system to access data stored on a different type of operating system. We believe that Fibre Channel technology is the preferred implementation technology for SAN storage.

THE ECCS APPROACH

     We believe that our enterprise storage solutions appeal to the market by providing an enhanced combination of performance and features, which we expect to deliver increasingly through software-based product offerings. The following are the key attributes of our approach:

     o RANGE OF MIGRATABLE SOLUTIONS. We offer a range of products to operate in DAS, NAS and SAN environments which allows our customers to utilize the storage architecture that best suits their requirements. As the data storage needs of our customers expand and evolve, our comprehensive solutions can be redeployed from one environment to another, thereby protecting a customer's storage investment.

     o SCALABILITY. Our products provide maximum scalability as a customer's needs change by using a modular approach in designing and configuring our storage solutions. Customers can purchase from 100 gigabytes to multiple terabytes, adding storage capacity as required. This scalability allows us to provide solutions for a broad range of storage requirements, from low capacity users to enterprise-wide environments.

     o COMPETITIVE PRICING. Our products generally provide end users with the same features as similar solutions, but at a lower cost. In addition, our modular product approach offers customers more attractive initial entry costs.

     o ENHANCED DATA AVAILABILITY. Our products enhance data availability by offering array-based failover, fault tolerance, multiple host connectivity across various Open Systems platforms, on-line firmware upgrades, on-line systems maintenance and hot-swappable component replacement.

     o HIGH LEVEL OF I/O PERFORMANCE. Our products provide a high level of I/O performance by using (i) multiple RAID (redundant array of independent disks levels) that possess varying performance characteristics, (ii) larger cache sizes to improve speed and (iii) solid state disks for dedicated memory for frequently accessed information.

     o ENHANCED DATA ADMINISTRATION CAPABILITIES. Our products utilize an intuitive, customizable GUI (graphical user interface) which allows for the remote monitoring and management of virtually all functions, including system configuration, cache policies and data rebuild upon system failure. These features allow for the management of data by both sophisticated and unsophisticated users. Our products also provide automatic notification of system errors via a "call home" feature that automatically notifies our customer service personnel by e-mail and paging.

STRATEGY

     Our objective is to further establish and solidify our position in the rapidly growing Open Systems storage market. Our strategic focus centers around serving users whose mission critical applications require high performance and high reliability storage products. We intend to establish ECCS as the data storage solution of choice for companies with growing and increasingly complex data needs. Our strategy incorporates the following key elements:

     o EXPAND OUR DIRECT SALES CHANNEL. To better address e-commerce and other commercial customers and Federal markets, we intend to expand our direct sales channel. Our direct sales force also assists VARs in their sales efforts with commercial customers. We believe that a larger direct sales force will enable us to better penetrate and retain customer accounts, identify current and future end user needs and enhance opportunities for follow-on sales.

     o TARGET COMMERCIAL CUSTOMERS WITH GROWING STORAGE REQUIREMENTS. We intend to concentrate our sales efforts on commercial customers with data intensive applications and data rich computing environments. Within the commercial end user market, we will target companies conducting e-commerce.

     o DEVELOP SOFTWARE-BASED ENTERPRISE STORAGE SOLUTIONS. We are continuing our efforts to develop software-based products. We believe our software-based solutions will be attractive to large data users because these solutions will occupy a smaller physical space while providing greater performance and new features to the end user. Software-based products enable users to migrate more easily among DAS, NAS and SAN storage architectures. We further believe these products will be attractive to large alternate channel partners because the significant software component of these products makes them easily integrated into other storage solutions.

     o EXPAND OUR TECHNOLOGICAL EDGE. We believe that we possess substantial technical expertise gained through years of internal research and development, particularly in the area of fault tolerant enterprise storage solutions. We hold several patents on our RAID controller and intend to file patent applications related to new software-based, fault tolerant SAN products. We further intend to improve upon our current product offerings as well as develop or obtain new products for data storage.

     o REDUCE TOTAL COST OF OWNERSHIP. We believe we deliver solutions that reduce the total cost of ownership of data storage. Such cost includes the purchase price and maintenance and management costs over one year. Our competitively priced, high performance enterprise storage solutions are scalable and migratable across various operating systems. A customer can further protect its storage investment by redeploying our solutions to and from NAS, DAS and SAN environments.

PRODUCTS AND TECHNOLOGY

     Our core technology provides data-intensive environments with protection against the loss of critical data and provides the performance and reliability characteristics of more expensive solutions at a more competitive price. Our products offer users:

     o the ability to deploy in major Open Systems-based networks, such as NT, UNIX and Linux;

     o    scalable storage capacity;

     o    fault tolerance;

     o    fast data transfer rates; and

     o    ease of storage system management.

     Our families of products include the following:

SYNCHRONIX is our DAS product offering. The major features of Synchronix include:

     o    support for multiple levels of RAID;

     o    scalable to multiple terabytes;

     o array-based failover which allows failover without disruption of the host server;

     o fault tolerance due to fully redundant and hot swappable active components;

     o    active/active   controllers  processing   data  simultaneously   which
          enhances performance and protects against system failure;

     o graphical user interface that provides access to all operational, maintenance and monitoring functions; and

     o "call home" feature that automatically notifies our customer service personnel of any system failure or problem.

SYNCHRONIX SAN  is our new fault  tolerant SAN solution.  This product  combines
Fibre Channel switched fabric and SAN management with the fault tolerant features found in our Synchronix storage engine. In addition to providing fault tolerance and increased performance, Synchronix SAN allows our customers the ability to migrate to our software-based solution as it becomes available. This turnkey product includes the following features:

     o    fibre  heterogeneous  file  sharing   which   allows  a  user  on  one
          operating system to access data stored on a different type of operating system;

     o    support for industry standards, including switched fabric support; and

     o    fully   integrated  switches,  hubs,  host  bus  adapters,    storage,
          management tools and software provided by us and third parties.

SYNCHRONECTION is our NAS product offering. Synchronection incorporates the features of Synchronix with over six times the storage capacity and redundant file servers. Rather than limiting access to a user of a specific operating system, Synchronection allows access by users of multiple operating systems.

RAVEN UX 410 is a powerful, flexible, all-in-one server for departmental, Internet and Intranet requirements. The Raven product is sold primarily to the U.S. Air Force. The Raven UX 410 offers high performance and a scalable server which provides for continuous availability with integrated RAID protection.

FIBREPACC (Performance, Availability, Capacity and Connectivity) is a scalable, high-performance, continuously available Fibre Channel storage solution. Each FibrePACC houses up to ten Fibre Channel disk drives in varying capacities.
FibrePACC is available with online disk and storage management software to configure storage.

PRODUCTS UNDER DEVELOPMENT. We are presently undertaking a software development effort to create a file aware storage architecture for our future products. File aware storage products possess embedded intelligence that obviates the need for a server which, in turn, provides for increased performance and lower costs. Our software-based implementation of a file aware storage architecture will also incorporate our fault tolerance expertise, allow users to integrate our products with those from other vendors and provide for the migration of our storage to DAS, NAS and SAN architectures as a customer requires. We believe our planned software-based offering provides many features and capabilities not currently available in the storage marketplace.

SALES AND MARKETING

     We market our products directly to e-commerce, other commercial and Federal end users and indirectly through our alternate channel partners, including OEMs and national resellers.

     DIRECT SALES. Our direct sales efforts focus on e-commerce, other commercial and Federal end user accounts, as well as assisting VARs in their sales to these end users. Our direct sales team consists of 24 people. We conduct sales and marketing from our corporate headquarters in New Jersey and from our offices in Alpharetta, Georgia; Herndon, Virginia; San Jose, California; and Los Angeles, California. We believe that direct sales has a number of advantages, including:

     o    better customer account penetration, loyalty and diversity;

     o    opportunities for follow-on sales to our existing customer base;

     o    opportunities for increased customer referrals; and

     o    more   accurate  identification  of   current  and  future  end   user
          customer requirements with which to guide product specification and development efforts.

     We plan to concentrate our sales efforts on customers with data intensive computing environments such as companies conducting e-commerce.

     INDIRECT SALES THROUGH ALTERNATE CHANNEL PARTNERS. Our alternate channel effort is divided into two broad groups through which we market our products and/or services:

     o National Resellers - We are in the process of identifying resellers that will be able to take advantage of our products and/or offer additional services to end users. National resellers allow us to market our products on a broader basis.

     o OEMs - OEMs are companies that integrate our products into their solutions under their label with typically large volume commitments.

We believe that several of our products under development could attract the interest of OEMs because the significant software component of these products makes them easily integrated into other storage solutions. We believe that OEMs can provide us with high visibility, significant marketing opportunities and the ability to leverage a large sales force.

CUSTOMER SUPPORT AND SERVICE

     We provide 24 x 7 technical support services to end users and alternate channel partners. Our technical support specialists provide three "tiers" or "levels" of support, and are able not only to diagnose and solve technical problems, but also to assist customers with systems integration and use. Customers have toll-free telephone access (1-800-2-GET-HLP) to technical specialists who respond to hardware, software and applications questions. We track service reports through a customer database which maintains current status reports as well as historical logs of customer interaction. The "call home" feature of our Synchronix family of products automatically notifies our customer service personnel of any system failure or problem. We provide technical support under annual maintenance contracts which are offered to all of our customers. Technical support includes problem identification, work-around solutions and engineering services.

     We further differentiate our company by maintaining ISO 9001 registration for our principal facility. We utilize ISO 9001 standards throughout our organization to consistently maintain high quality design, development, integration and manufacturing, installation and service processes. Our emphasis on providing high quality customer services enhances our sales and marketing efforts and supplier relationships.

COMPETITION

     We are engaged in fields within the data processing industry that are characterized by a high level of competition. Competitive factors include:

     o    relative price/performance;

     o    product features, quality and reliability;

     o    speed to market;

     o    adherence to industry standards;

     o    financial strength; and

     o    service, support and reputation.

     Many of our competitors have financial, technical, manufacturing, sales, marketing and other resources which are substantially greater than our own. We cannot be certain that we will be able to continue to compete successfully with existing or new competitors. Recent acquisitions of several of our competitors by large companies, consolidation of smaller market participants and other market activities have increased the competition in our marketplace.

     In addition, we compete with a broad range of businesses with varying degrees of experience, resources and development, including established computer manufacturers, systems integrators and manufacturers of enterprise storage products and networking products. We compete with different companies depending on the specific application or market. With respect to DAS products, EMC Corp. and LSI Logic are significant competitors, as are large server vendors such as Compaq and Sun Microsystems. In the NAS market, our primary competitor is Network Appliance Inc. As we introduce our fault tolerant SAN products, we expect to compete with a number of existing and new competitors introducing products in this emerging market.

     Competitive pricing pressures exist in the data storage market and may in the future have an adverse effect on our revenues and earnings. Certain competitors have reduced prices in order to preserve or gain market share. If our competitors continue to make price cuts, our financial results may be adversely affected. We believe that pricing pressures are likely to continue.

CUSTOMERS

     We sell to a broad range of customers in various industries. In the last year, our sales to e-commerce companies have increased significantly. In 1999, we had net sales of approximately $4,444 to e-commerce customers, accounting for approximately 11.2% of total net sales. In 1998, we had minimal sales to e-commerce customers. We anticipate that sales to e-commerce customers will continue to grow rapidly as the data storage needs of these companies expand and we develop our direct sales channel to target this market.

MANUFACTURING AND SUPPLIERS

     We rely on outside manufacturers to produce some of our products. We also rely on outside suppliers to supply subassemblies, component parts and computer systems for resale. Our in-house manufacturing consists primarily of light assembly, systems integration, testing and quality assurance.

     Unisys, formerly our primary outside manufacturer for our Synchronix system, closed its Winnipeg computer storage systems manufacturing plant in July 1999 and terminated its manufacturing service agreement with us. We manufactured such systems in-house from August to December 1999. In September 1999, we entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began manufacturing certain of our products in January 2000 for use in our fault tolerant enterprise storage solutions.

The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party.

     Certain components used in our products are available only from a limited number of sources. Any delays in obtaining such components could adversely affect our results of operations. We cannot be certain that material problems will not arise in the future with our outside manufacturers or vendors that could significantly impede or interrupt our business. We cannot be certain that our relationships with our outside manufacturers and suppliers will continue or that we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers if our
relationships   with  our  existing  outside   manufacturers  or  suppliers  are
terminated.

     We rely on certain distributors to supply us with component products from Sun Microsystems and Seagate Technologies. Although we believe alternative distributors of these products are available, we cannot be certain that we can obtain them on a timely and cost-effective basis. Our primary vendor for these third party products is Bell Microproducts. During 1999, purchases from Bell totaled $10,776, or 43.5%, of our total purchases. We purchase products from Bell on a purchase order basis. There are no minimum purchase requirements. This arrangement is terminable by either party at any time.

     In February 1999, we received ISO 9001 certification. This certification reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. We cannot be certain that we will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification.

RESEARCH AND DEVELOPMENT

     We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to maintain a technological edge. As a result, we have devoted substantial resources to product development. Our research and development expenditures were $2,662 in 1999, of which $723 were capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

     Our research and development expenditures are related to the following projects:

     o    improvements   to  the  Synchronix  and   Synchronection  families  of
          products;

     o the development of a software-based fault tolerant distributed file system storage architecture; and

     o    new interface connectivities.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Proprietary protection for our technological know-how, products and product candidates is important to our business. We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We also rely on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We have filed numerous patent applications covering various aspects of our Synchronix product family and intend to file additional applications for products under development. We cannot be certain that patents will issue from any applications or, if patents do issue, that any claims allowed will be sufficiently broad to prohibit others from marketing similar products. In addition, we cannot be certain that any patents that may be issued to us, or which we may license from third parties, will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide proprietary protection. Although we continue to implement protective measures and intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and we cannot be certain that these measures will be successful.

     Although management believes that patents will provide some competitive advantage, our success is dependent to a great extent on our proprietary knowledge, innovative skills, technical expertise and marketing ability. Because of rapidly changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position.

     We have registered trademarks for ECCS, RAID 10 PERFORMANCE MANAGER, INTELLIGENT REBUILD, SPLIT MIRROR, EXAMODULE, SYNCHRONIX, INVERSE MIRRORING, SYNCHRONECTION and SPLIT VOLUME. We have applied for trademark registration for SYNCHRONISM, EASY BACKUP, SANSTAR, NAS-STAR, NAS-CIFS and NAS-WEB. We cannot be certain that trademarks will be issued for such applications.

     We require all employees, consultants and contractors to execute non-disclosure agreements as a condition of employment or engagement by us. We cannot be certain, however, that we can limit unauthorized or wrongful disclosures of unpatented trade secret information.

EMPLOYEES

     As of March 15, 2000, we employed 115 persons, of whom 29 were engaged in marketing and sales; 34 in engineering and research and development; 24 in operations, including customer and technical support, manufacturing and fulfillment; 10 in Professional Services; and 18 in finance, administration and management. None of our employees is covered by collective bargaining agreements. We believe that we have been successful in attracting skilled and experienced personnel; however, competition for such personnel is intense. Our future success will depend in part on our ability to continue to attract, retain and motivate highly qualified technical, manufacturing, marketing and management personnel. We consider relations with our employees to be good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

WE RELY SUBSTANTIALLY ON KEY CUSTOMERS.

     Our customer base is highly concentrated. Our top 10 customers in 1997, 1998 and 1999 accounted for, in the aggregate, approximately 84.7%, 85.6% and 82.6%, respectively, of net sales in those periods. Sales to the U.S. Air Force, through Federal integrators, accounted for 44.0%, 33.7% and 58.4% of net sales in 1997, 1998 and 1999, respectively. Federal integrators are government contractors who sell directly to U.S. government entities. We believe that a substantial portion of our net sales and gross profits will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. All our product sales are made on a purchase order basis. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

THE FEDERAL GOVERNMENT'S INVESTIGATION INTO FEDERAL GOVERNMENT PURCHASING COULD AFFECT OUR SALES TO THE U.S. AIR FORCE.

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, a subpoena has been received by an officer of ours who is expected to testify before the grand jury. Such testimony has not yet been provided. Although the investigation is still in its early stages, it appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including
us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any federal laws in connection with our sale of computer products ultimately received by the U.S. Air Force.In 1999, net sales to the U.S. Air Force through Federal integrators accounted for 58.4% of our net sales. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by such investigation.

WE HAVE EXPERIENCED SUBSTANTIAL VARIABILITY OF OUR QUARTERLY OPERATING RESULTS WHICH WE EXPECT WILL CONTINUE.

     Our quarterly operating results have fluctuated, and will continue to fluctuate, significantly from period to period depending upon factors such as the success of our efforts to expand our customer base, changes in and the timing of expenditures relating to the continued development of products, changes in pricing policies by us and by our competitors and certain other factors. As a result, it is possible that in some future quarters our operating results may be below the expectations of investors and securities analysts. If this happens, the trading price of our common stock could decline. Due to the relatively fixed nature of certain of our costs, a decline in net sales in any fiscal quarter typically results in lower profitability in that quarter. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. In addition, our direct sales cycle (including sales to Federal end users) is less predictable than our indirect sales through our alternate channel partners.

     Because we generally ship products within 30 days of receiving an order, we do not customarily have a significant backlog. Based on the timing of such product shipments, we do not believe that projects in process at any one time are a reliable indicator or measure of expected future revenue. None of our customers have minimum purchase requirements.

WE MAY NOT BE ABLE TO KEEP PACE WITH ANTICIPATED RAPID TECHNOLOGICAL CHANGE.

     The  market  for  our  fault  tolerant   enterprise  storage  solutions  is
characterized by:

     o    rapid technological change;

     o    evolving industry standards;

     o    changing customer preferences; and

     o    new product and service introductions.

     Both the needs of potential customers and the technologies available for meeting those needs can change significantly within a short period of time. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we compete. Any failure on our part to respond quickly, cost-effectively and sufficiently to these changes could render our existing products, services or technologies non-competitive or obsolete. Even if we develop new products, services or technologies, we may not be successful in the marketplace.

     Demand for our fault tolerant enterprise storage solutions depends principally upon the demand for Open Systems-based networks, such as NT, UNIX and Linux operating systems. Although we expect the industry to continue to expand, our business may be adversely affected by a decline in the sales growth of Open Systems-based networks targeted by us.

THERE MAY BE A LACK OF MARKET ACCEPTANCE FOR OUR NEW PRODUCTS.

     We believe that our success depends, in part, on our ability to:

     o    enhance existing products;

     o    develop new products that maintain technological leadership;

     o    meet a wide range of changing customer needs; and

     o    achieve market acceptance.

     Our business will be adversely affected if we fail to maintain or expand our direct sales force, introduce new products in a timely or cost-effective manner, increase the functionality of our existing products to meet customers' needs or remain price competitive. We cannot be certain that we will be successful in our product development efforts or, even if successful, whether our products will achieve market acceptance.

WE MAY NOT BE ABLE TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS.

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. During the prior three years, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys and Tandem. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 1999. Our direct sales force concentrates on sales to e-commerce (electronic commerce) and other commercial end users, and the U.S. Air Force and other Federal government end users. Our direct sales force also recruits VARs (value added resellers) and assists them in their sales to commercial end users. We believe that several of our products under development could attract the interest of large data users and alternate channel partners, including OEMs (original equipment manufacturers) as the significant software component of these products will allow them to be easily integrated into other storage solutions. Whether we can successfully sell our products and enter new markets will depend on our ability to:

     o    hire additional direct sales personnel;

     o develop and enhance relationships with new and existing customers and resellers; and

     o develop software-based products attractive to large data users and alternate channel partners.

     We cannot be certain that new relationships with alternate channel partners will be established. Furthermore, we cannot be certain that our alternate channel partners will not develop or market products in the future that compete with our products.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE.

     We are engaged in fields within the data processing industry that are characterized by a high level of competition. Competitive factors include:

     o    relative price/performance;

     o    product features, quality and reliability;

     o    speed to market;

     o    adherence to industry standards;

     o    financial strength; and

     o    service, support and reputation.

     Many of our competitors have financial, technical, manufacturing, sales, marketing and other resources which are substantially greater than our own. We cannot be certain that we will be able to continue to compete successfully with existing or new competitors. Recent acquisitions of several of our competitors by large companies, mergers of smaller market participants and other market activities have increased the competition in our marketplace.

     In addition, we compete with a broad range of businesses with varying degrees of experience, resources and development, including established computer manufacturers, systems integrators and manufacturers of enterprise storage products and networking products. We compete with different companies depending on the specific application or market. With respect to DAS products, EMC Corp. and LSI Logic are significant competitors as are large server vendors, such as Compaq and Sun Microsystems. In the NAS market, our primary competitor is Network Appliance Inc. As we introduce our fault tolerant SAN products, we expect to compete with a number of existing and new competitors introducing products in this emerging market.

     Competitive pricing pressures exist in the data storage market and may in the future have an adverse effect on our revenues and earnings. Certain competitors have reduced prices in order to preserve or gain market share. If our competitors continue to make price cuts, our financial results may be adversely affected. We believe that pricing pressures are likely to continue.

WE DEPEND ON OUTSIDE MANUFACTURERS AND VENDORS TO SUPPLY OUR PRODUCTS.

     We rely on outside manufacturers to produce some of our products. We also rely on outside suppliers to supply subassemblies, component parts and computer systems for resale. Our in-house manufacturing consists primarily of light assembly, systems integration, testing and quality assurance.

     Unisys, formerly our primary outside manufacturer for our Synchronix system, closed its Winnipeg computer storage systems manufacturing plant in July 1999 and terminated its manufacturing service agreement with us. We manufactured such systems in-house from August to December 1999. In September 1999, we entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began manufacturing certain of our products in January 2000 for use in our fault tolerant enterprise storage solutions. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party.

     Certain components used in our products are available only from a limited number of sources. Any delays in obtaining such components could adversely affect our results of operations. We cannot be certain that material problems will not arise in the future with our outside manufacturers or vendors that could significantly impede or interrupt our business. We cannot be certain that our relationships with our outside manufacturers and suppliers will continue or that we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers if our
relationships   with  our  existing  outside   manufacturers  or  suppliers  are
terminated.

     We rely on certain distributors to supply us with component products from Sun Microsystems and Seagate Technologies. Although we believe alternative distributors of these products are available, we cannot be certain that we can obtain them on a timely and cost-effective basis.

WE HAVE BEEN OPERATING AS A PROPRIETARY SELLER FOR A LIMITED PERIOD OF TIME AND HAVE A HISTORY OF LOSSES.

     From our inception until 1994, our principal business was the sale of NCR products to AT&T business units as a value added reseller. During 1994, as a result of AT&T's acquisition of NCR, AT&T discontinued purchasing our products. We then undertook a product development initiative to reposition ourselves as a provider of fault tolerant enterprise storage solutions. During 1996, we completed our repositioning and began selling our fault tolerant enterprise storage solutions. Accordingly, we have a limited operating history within our current line of business.

     We incurred net losses of $769,000 and $2,657,000 in 1996 and 1998. Although we had net income of $1,102,000 in 1997 and $1,952,000 in 1999, we cannot be certain that we will be able to maintain profitable levels of operations in the future.

OUR SUCCESS IS DEPENDENT UPON OUR KEY MANAGEMENT, MARKETING, SALES AND TECHNICAL PERSONNEL.

     Our future depends, in large part, upon the continued service of the key members of our management team, as well as marketing, sales and technical personnel. None of our executive officers has entered into an employment agreement. Equally important is our ability to attract and retain new management and other personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting and retaining new personnel in the future. The loss of any one or more of our key personnel or the failure to attract and retain key personnel could have a material adverse effect on our business.

OUR FAILURE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     We may acquire complementary product lines, technologies and businesses as part or our growth strategy. Although we may make such acquisitions, we may not be able to successfully integrate them with our business in a timely manner. Our failure to successfully address the risks associated with such acquisitions, if consummated, could have a material adverse effect on our business and our ability to develop and market products. The success of any acquisition will depend on our ability to:

     o    successfully integrate and manage the acquired operations;

     o    retain the key employees of the acquisition targets;

     o develop, integrate and market products and product enhancements based on the acquired products and technologies; and

     o control costs and expenses, as well as demands on our management, associated with the potential acquisitions.

     If we are not able to successfully integrate acquired products lines, technologies or businesses with our business, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, our failure to successfully integrate acquisitions may divert management's attention from our existing business and may damage our relationships with key clients and employees. To finance future acquisitions, we may issue equity securities that could be dilutive to our shareholders. We may also incur debt and additional amortization expenses related to goodwill and other intangible assets as a result of future acquisitions. The interest expense related to this debt and additional amortization expense may significantly reduce our profitability and could have a material adverse effect on our business, financial condition and operating results.

WE HAVE ONLY LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS.

     Our future success depends in part upon our intellectual property, including patents, trade secrets, know-how and continuing technological innovation. We cannot be certain that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We have filed numerous patent applications covering various aspects of our Synchronix product family and intend to file additional applications for products under development. However, we cannot be certain that patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to prohibit others from marketing similar products. In addition, we cannot be certain that any patents issued to us will not be challenged, invalidated or circumvented, or that issued patents will provide us with a competitive advantage. Although we believe that our products and technology do not infringe upon proprietary rights of others, we cannot be certain that third parties will not assert infringement claims in the future or that such claims will not be successful. Although we continue to implement protective measures and intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and we cannot be certain that these measures will be successful.

WE MAY NOT BE ABLE TO COMPLY WITH INDUSTRY STANDARDS.

     We design our products to comply with standards adopted by our industry, the Storage Network Industry Association (SNIA) and the Fibre Channel Alliance
(FCA). We work closely with SNIA and FCA to ensure that our products are compatible with industry standards. We cannot be certain that standards from other standards-setting bodies will not become industry-accepted standards. A shift in industry standards could have a material adverse effect on our operations.

     In February 1999, we received ISO 9001 certification. This certification reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. There can be no assurance that we will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification. A loss of ISO certification may adversely impact net sales to customers that require or prefer ISO certification.

POTENTIAL VOLATILITY OF OUR STOCK PRICE.

     The market price of the shares of our common stock has been, and in the future may be, highly volatile. Some factors that may affect the market price include:

     o    actual or anticipated quarterly fluctuations in our operating results;

     o    changes  in  recommendations  or  earnings  estimates  by   securities
          analysts;

     o announcements of technological innovations or new commercial products or services by us or our competitors; and

     o    general market or economic conditions.

     This risk may be heightened because our industry is characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors. In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial cost and a diversion of management's attention and resources.

WE  HAVE  CERTAIN  ANTI-TAKEOVER   DEFENSES  THAT  COULD  DELAY  OR  PREVENT  AN
ACQUISITION.

     Our certificate of incorporation and New Jersey law contain provisions that could make it more difficult for a third party to acquire control of our company, even if such change of control would be beneficial to our shareholders. For example, our certificate of incorporation authorizes 3,000,000 shares of undesignated preferred stock which may be issued by our board of directors on such terms and with such rights, preferences and designations as our board may determine without further action by our shareholders. In addition, certain "anti-takeover" provisions of the New Jersey Business Corporation Act restrict the ability of certain shareholders to affect a merger or business combination or obtain control of us. These provisions could discourage bids for shares of our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON OUR COMMON STOCK.

     We have never paid, and do not anticipate paying, any cash dividends on our common stock for the foreseeable future. Our factoring facility with Bank of America restricts our ability to pay certain dividends without its prior written consent. Our line of credit facility with Finova Capital Corp. also prohibits the payment of dividends. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

ITEM 2.   PROPERTIES.

     Our executive and business development office is in Tinton Falls, New Jersey. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis.

     We occupy the following properties, which are all leased:

         Location            Approximate Area              Use                         Nature of Occupancy
                              (in sq. feet)
--------------------------------------------------------------------------------------------------------------------------
Tinton Falls, New Jersey         22,000            Executive Office, R&D,        Lease expires 12/31/00 with a four
                                                   Manufacturing Business        year renewal option
                                                   Development

Tinton Falls, New Jersey         10,000            R&D Manufacturing Business    Lease expires on 12/31/01
                                                   Development

Alpharetta, Georgia               1,200            Sales Office                  Lease expires on 1/31/01

Herndon, Virginia                   640            Sales Office                  Lease expires on 3/31/01

San Jose, California              1,403            Sales Office                  Lease expires on 4/5/01

Los Angeles, California             300            Sales Office                  Month-to-month lease agreement

ITEM 3.   LEGAL PROCEEDINGS.

     In November 1999, Mark Ish and David Boyle, former executive officers of our company, filed a complaint against us and Gregg M. Azcuy, our President and Chief Executive Officer, in the Superior Court of New Jersey, Law Division, Monmouth County. By the action, Messrs. Ish and Boyle are seeking compensatory damages, punitive damages, attorneys' fees, interest and costs for alleged breach of multiple contracts, fraud and defamation. We believe such claims are without merit and we intend to vigorously defend such actions. We do not believe that the outcome of such litigation will adversely affect our business.

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, a subpoena has been received by an officer of ours who is expected to testify before the grand jury. Such testimony has not yet been provided. Although the investigation is still in its early stages, it appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including
us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any federal laws in connection with our sale of computer products ultimately received by the U.S. Air Force.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.   MARKET  FOR  THE  COMPANY'S  COMMON  EQUITY  AND  RELATED  SHAREHOLDER
          MATTERS.

     Our common stock is quoted on the Nasdaq National Market under the symbol "ECCS." Prior to February 22, 2000, our common stock was quoted on the Nasdaq Small Market under the symbol "ECCS." The following table sets forth the high and low sales price for the common stock for each of the quarters since 1998. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          HIGH            LOW
                                                       -----------     ---------
 Fiscal Year Ended December 31, 1998

        First Quarter............................       $7.000           $3.750

        Second Quarter...........................        4.063            2.375

        Third Quarter............................        3.250            1.000

        Fourth Quarter...........................        3.125            0.906

 Fiscal Year Ended December 31, 1999

        First Quarter............................        2.094            1.125

        Second Quarter...........................        4.000            1.531

        Third Quarter............................        5.250            2.125

        Fourth Quarter...........................       13.250            3.063

     On March 24, 2000, the last reported sale price of our common stock as reported by the Nasdaq National Market was $16.00 per share. As of March 24, 2000, the approximate number of holders of record of our common stock was 136.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data as of and for the five years ended December 31, 1999 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                               1995          1996           1997         1998         1999
                                               ----          ----           ----         ----         ----
                                                         (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales..............................      $ 31,174      $ 22,604      $ 34,001        $ 28,466   $ 39,761
  Cost of sales........................        23,256        15,165        24,226          20,452     26,777
                                             --------      --------      --------        --------   --------
Gross profit...........................         7,918         7,439         9,775           8,014     12,984
  Selling, general and
     administrative expenses...........         9,967         6,907         6,838           8,378      9,693
  Research and development
     expenses..........................         1,123         1,027         1,687           2,683      1,939
                                             --------      --------      --------        --------   --------
Operating (loss) income................        (3,172)         (495)        1,250          (3,047)     1,352
  Net interest expense (income) .......           487           274            28            (390)      (162)
                                             --------      --------      --------        --------   --------
(Loss) income before income tax benefit
  and extraordinary item...............        (3,659)         (769)        1,222          (2,657)     1,514
Income tax benefit.....................            --            --            --              --       (438)
                                             --------      --------      --------        --------   --------
(Loss) income before extraordinary item        (3,659)         (769)        1,222          (2,657)     1,952
     Extraordinary item................            --            --           120              --         --
                                             --------      --------      --------        --------   --------

Net (loss) income......................        (3,659)         (769)        1,102          (2,657)     1,952
  Preferred dividends..................            79           248           192              --         --
                                             --------      --------      --------        --------   --------
Net (loss) income applicable
  to common shares.....................      $ (3,738)     $ (1,017)     $    910        $ (2,657)  $  1,952
                                             ========      ========      ========        ========   ========
Net (loss) income per share before
  extraordinary item -  basic..........      $  (0.88)     $  (0.23)     $   0.16        $  (0.24)  $   0.18
Net (loss) income per share - basic....      $  (0.88)     $  (0.23)     $   0.14        $  (0.24)  $   0.18
Net (loss) income per share before
  extraordinary item - diluted.........      $  (0.88)     $  (0.23)     $   0.12        $  (0.24)  $   0.16
Net (loss) income per share - diluted..      $  (0.88)     $  (0.23)     $   0.11        $  (0.24)  $   0.16
Weighted average common shares
outstanding -  basic...................         4,232         4,346         6,702          10,969     11,093
Weighted average common shares
outstanding -  diluted.................         4,232         4,346        10,035          10,969     11,978

                                                                      AS OF DECEMBER 31,
                                               -------------------------------------------------------------
                                                1995          1996           1997           1998        1999
                                                ----          ----           ----           ----        ----
                                                                      (in thousands)
Balance Sheet Data:
Cash...................................      $  1,514      $  4,393      $ 11,625        $  5,374   $  7,993
Working capital........................         1,134         4,280        15,260          11,969     14,200

Total assets...........................        12,435        14,552        24,992          21,374     23,231
Loans payable and payable to Finova
  Capital..............................         1,849         1,762         1,031           1,231        968
Series B redeemable
  convertible preferred stock..........         1,794            --            --            --           --
Shareholders' equity...................         2,122         6,177        17,643          15,232     17,701

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We design, manufacture, sell and support fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. Our products include high performance, fault tolerant storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems. Our fault tolerant enterprise storage solutions address all three storage markets: DAS, in which the storage device is connected directly to a server; NAS, in which the storage device is installed on a network; and SAN, in which the storage device is used in a specialized network. These connectivity options provide our customers the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, customers can migrate their existing storage investments to different connectivity options.

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. Our direct sales force concentrates on sales to e-commerce and other commercial end users, and the U.S. Air Force and other Federal government end users. Our direct sales force also recruits VARs and assists them in their sales to commercial end users. During the three years prior to 1998, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys and Tandem. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 1999. We do not expect sales to these alternate channel partners to constitute a significant part of our net sales in 2000. Although our product development efforts are focused on commercial end users, we believe that several of our products under development could attract the interest of large data users and alternate channel partners, including OEMs, as the significant software component of these products will allow them to be easily integrated into other storage solutions. We are presently undertaking a software development effort to create a file aware storage architecture for our future products. File aware storage products possess embedded intelligence that obviates the need for a server which, in turn, provides for increased performance and lower costs. Our software-based implementation of a file aware storage architecture will also incorporate our fault tolerance expertise, allow users to integrate our products with those from other vendors and provide for the migration of our storage to DAS, NAS and SAN architectures as a customer requires. We believe our planned software-based offering provides many features and capabilities not currently available in the storage marketplace.

     We anticipate that the commercial sector will continue to be our fastest growing sales channel. Sales to commercial customers grew from $1,800 in the first quarter of 1999 to $4,600 in the fourth quarter of 1999. In the last year, our sales to e-commerce companies have increased by approximately 218% as compared to 1998. Such sales constituted 35.1% of all sales to commercial customers in 1999. We anticipate that sales to e-commerce customers will continue to grow rapidly as the data storage needs of these companies expand and we develop our direct sales channel to target this market.

     On April 7, 2000, we announced that our net sales for the quarter ended March 31, 2000 are expected to range from $4,400 to $4,700, which is expected to result in a net loss of $1,000 to $1,500 for the quarter. These results are due primarily to lower sales to the U.S. Air Force through Federal integrators. Commercial sales, while up from the first quarter 1999, are also expected to be lower than the fourth quarter 1999 level.

     Sales to the U.S. Air Force accounted for approximately 58.4% of net sales in 1999. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Item 3. Legal Proceedings.

     The following table sets forth, for the periods indicated, the net sales derived from each of our sales channels:

                                                                         YEAR ENDED DECEMBER 31,
                                                                      ----------------------------
                                                                       1997        1998      1999
                                                                      ------      -----     ------
     Direct:
       Commercial and other Federal customers..............          $ 6,461     $ 7,960    $12,638
       U.S. Air Force......................................           14,960       9,579     23,216
     Indirect:
       Alternate channel partners..........................           12,580      10,927      3,907
                                                                      ------      ------     ------
                                                                     $34,001     $28,466    $39,761
                                                                     =======     =======    =======

     Direct sales include sales through regional and local resellers. All sales to the U.S. Air Force are through Federal integrators. Federal integrators are government contractors who sell directly to U.S. government entities. Indirect sales include sales through OEMs and national resellers.

REVENUE

     Product sales revenue is generally recognized upon product shipment. Periodically, revenue is recognized for product which is being held at the customer's request. Revenue is only recognized on such product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining. Service revenue is generally recognized as services are provided. Revenue related to maintenance contracts is recognized over the respective terms of the maintenance contracts.

COST OF REVENUE

     Our cost of revenue relating to product sales consists primarily of:

     o    the costs of purchased material;

     o    direct labor and related overhead expenses; and

     o    amortization of capitalized software.

     Capitalized   software  amounts  are  amortized   commencing  with  product
introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years.

     The profitability of any particular quarter is significantly affected by the relative sales levels of each of our primary sales channels and types of customers in such quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses consist primarily of:

     o salaries, commissions and travel costs for sales and marketing personnel, including trade shows; and

     o expenses associated with our management, accounting, contract and administrative functions.

     We expect selling, general and administrative expenses to significantly increase in connection with the expansion of our marketing efforts and our direct sales force.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and related overhead expenses paid to software and hardware engineers. Research and development expenses are anticipated to significantly increase to enable us to update and expand upon our product offerings. Research and development costs are expensed as incurred, except for software development costs which are capitalized after technological feasibility has been demonstrated.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    1997            1998             1999
                                                                 ---------        --------         --------
Direct net sales:
    Commercial and other Federal customers..................        19.0%           28.0%            31.8%
    U.S. Air Force..........................................        44.0            33.7             58.4
Indirect net sales:
    Alternate channel partners..............................        37.0            38.3              9.8
                                                                --------       ---------        ---------
Total net sales.............................................       100.0           100.0            100.0
  Cost of sales.............................................        71.3            71.9             67.3
                                                               ---------       ---------        ---------
Gross profit................................................        28.7            28.1             32.7
  Selling, general & administrative expenses................        20.1            29.4             24.4
  Research & development expenses...........................         5.0             9.4              4.9
                                                               ---------       ---------        ---------
Operating income (loss).....................................         3.6           (10.7)             3.4
  Net interest expense (income).............................         0.1            (1.4)            (0.4)
                                                               ---------       ----------       ----------
Income (loss) before extraordinary item and tax benefit.....         3.5            (9.3)             3.8
  Extraordinary item........................................         0.3              --               --
  Benefit for income taxes..................................          --              --             (1.1)
                                                               ---------       ----------       ----------
Net (loss) income...........................................         3.2%           (9.3)%            4.9%
                                                               =========       ==========       ==========

     Our operating results are affected by several factors, particularly the spending fluctuations of our largest customers, including the U.S. Air Force. Due to the relatively fixed nature of certain of our costs, a decline in net sales in any fiscal quarter will have a material adverse effect on that quarter's results of operations. We do not expect such spending fluctuations to be altered in the foreseeable future.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
     ---------------------------------------------------------------------

     NET SALES

     Net sales increased by approximately $11,295, or 39.7%, to $39,761 in 1999 from $28,466 in 1998. Sales of our fault tolerant enterprise storage solutions accounted for 95.0% and 96.0% of net sales in 1999 and 1998, respectively. Other revenues accounted for 5.0% and 4.0% of net sales in 1999 and 1998, respectively. The increase in 1999 net sales resulted primarily from an increase in sales of our enterprise storage solutions to the U.S. Air Force through Federal integrators and to commercial end users, offset in part by decreases in sales to our alternate channel partners.

     Sales to our commercial customers increased by approximately $4,678, or 58.7%, to $12,638 in 1999 from $7,960 in 1998. Such increase reflects the shift in our sales and marketing focus to direct sales and the resulting success of sales into the e-commerce market. Such sales accounted for approximately 31.8% and 28.0% of net sales in 1999 and 1998, respectively.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $13,637, or 142.4%, to $23,216 in 1999 from $9,579 in 1998. Such sales accounted for approximately 58.4% and 33.7% of net sales in 1999 and 1998, respectively.

     Sales to alternate channel partners decreased by approximately $7,020, or 64.2%, to $3,907 in 1999 from $10,927 in 1998. Such sales accounted for approximately 9.8% and 38.3% of net sales in 1999 and 1998, respectively. Such decrease represents a decrease in sales to Unisys of approximately $4,762 combined with a $2,258 decrease in sales to Tandem. Sales to Unisys accounted for approximately 8.0% and 28.0% of our net sales in 1999 and 1998, respectively. Sales to Tandem accounted for approximately 2.0% and 10.0% of our net sales in 1999 and 1998, respectively.

     GROSS PROFIT

     Our gross profit increased by approximately $4,970, or 62.0%, to approximately $12,984 in 1999 from $8,014 in 1998. Such increase in gross profit is due primarily to the higher level of sales in 1999, coupled with favorable gross margin percentages. Our gross profit percentage increased to 32.7% in 1999, as compared to 28.2% in the prior year. The 4.5% increase is attributable to the higher proprietary content of product sales, favorable costs attributable to quantity discounts received for third party component products and the lack of one-time charges incurred in 1998 related to the discontinuation of our efforts to develop a fibre controller and a controller design that incorporated Tandem's ServerNet Technology.

     OPERATING EXPENSES

     Selling, general and administrative (SG&A) expenses increased by $1,315, or 15.7%, to $9,693 in 1999 from $8,378 in 1998. Such increase was due primarily to higher commissions associated with higher sales levels. To a lesser extent, such increase was due to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market our current and new product offerings. SG&A expenses as a percentage of net sales represented 24.4% and 29.4% for 1999 and 1998, respectively. Such percentage decrease is attributable to a higher level of revenue in 1999. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 70.0% and 66.0% of such expenses in 1999 and 1998, respectively.

     Research and development expenses decreased in 1999 by $744, or 27.7%, to $1,939 in 1999 from $2,683 in 1998. This decrease was due primarily to our decision to discontinue our efforts to develop a fibre controller. Such expenses represented approximately 4.9% and 9.4% of our net sales for 1999 and 1998, respectively, and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 6.7% and 16.0% of our net sales for 1999 and 1998, respectively.

     NET INTEREST INCOME

     Net interest income was $162 and $390 for 1999 and 1998, respectively. The reduction in interest income was primarily due to lower cash balances in 1999 compared to 1998.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
     ---------------------------------------------------------------------

     NET SALES

     Net sales decreased by approximately $5,535, or 16.3%, to $28,466 in 1998 from $34,001 in 1997. Sales of our fault tolerant enterprise storage solutions, including sales of certain third party component products, accounted for 96.0% and 93.0% of net sales in 1998 and 1997, respectively. Services and other revenues accounted for 4.0% and 6.0% of net sales in 1998 and 1997, respectively. The decrease in 1998 net sales resulted primarily from a decrease in sales of our enterprise storage solutions, including sales to the U.S. Air Force through Federal integrators and sales to our alternate channel partners, offset partially by an increase in sales to commercial customers.

     Sales to our commercial customers increased by approximately $1,795, or 27.8%, to $7,960 in 1998 from $6,461 in 1997. Such sales accounted for approximately 28.0% and 19.0% of net sales in 1998 and 1997, respectively. Such increase was primarily due to our continued focus on commercial sales of our Synchronix product line offering.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $5,381, or 36.0%, to $9,579 in 1998 from $14,960 in 1997. Such sales accounted for approximately 33.7% and 44.0% of net sales in 1998 and 1997, respectively.

     Sales to alternate channel partners decreased by approximately $1,653, or 13.1%, to $10,927 in 1998 from $12,580 in 1997. Such sales accounted for approximately 38.3% and 37.0% of net sales in 1998 and 1997, respectively. Sales to Unisys accounted for approximately 28.0% and 18.0% of our net sales in 1998 and 1997, respectively. Sales to Tandem accounted for approximately 10.0% and 13.0% of our net sales in 1998 and 1997, respectively.

     GROSS PROFIT

     Our gross profit decreased by approximately $1,761, or 18.0%, to approximately $8,014 in 1998 from $9,775 in 1997. Such decrease in gross profit was due primarily to the lower volume of sales to the U.S. Air Force through Federal integrators during 1998 as compared to 1997 and one-time charges in 1998 related to the discontinuation of our efforts to develop a fibre controller and a controller design that incorporated Tandem's ServerNet Technology. Our gross profit percentage decreased slightly to 28.2% in 1998, as compared to 29.0% in the prior year.

     OPERATING EXPENSES

     SG&A expenses increased by $1,540, or 22.5%, to $8,378 in 1998 from $6,838 in 1997. Such increase was due primarily to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market our current and new product offerings. SG&A expenses increased as a percentage of net sales representing 29.0% and 20.0% for 1998 and 1997, respectively. SG&A expenses increased as a percentage of revenue as a result of a combination of higher SG&A expenses and lower sales volume. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 66.0% and 70.0% of such expenses in 1998 and 1997, respectively.

     Research and development expenses increased in 1998 by $996, or 59.0%, to $2,683 from $1,687 in 1997. This increase was due primarily to the hiring of additional engineers to continue the product development initiative associated with the enhancements to our fault tolerant enterprise storage solutions and to the development of a new technology center. Such expenses represented approximately 9.4% and 5.0% of our net sales in 1998 and 1997, respectively, and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 16.0% and 6.6% of our net sales for 1998 and 1997, respectively.

     NET INTEREST (INCOME) EXPENSE

     Net interest income for 1998 was $390, while net interest expense was $28 in 1997. Such fluctuation was due principally to higher cash balances resulting from cash generated by our follow-on public offering in 1997 and a reduction in the borrowings against our accounts receivable line of credit.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     Our cash balance was approximately $7,993 at December 31, 1999.

     Net cash used in operating activities in 1998 was $4,431. Net cash provided by operating activities was $4,269 in 1999. Net cash provided by operating activities in 1999 resulted primarily from net income from operations after adding back depreciation and amortization coupled with a decrease in accounts receivable and prepaid expenses offset by a decrease in payables to Finova Capital Corp. and decreases in accounts payable and accrued expenses. Net cash provided by financing activities was $435 and $234 in 1998 and 1999, respectively. Such net proceeds in 1999 primarily represents cash received from the exercise of stock options partially offset by payments of capital lease obligations.

     We used $1,208 and $812 for the acquisition of equipment by direct purchase during 1998 and 1999, respectively. Such expenditures in 1999 primarily consisted of computer equipment associated with our research and development efforts. Such expenditures in 1998 primarily consisted of a capital investment associated with our enterprise-wide ERP software system, as well as capital equipment relating to our research and development efforts. There are no other material commitments for capital expenditures currently outstanding.

     We had working capital of $11,969 and $14,200 at December 31, 1998 and 1999, respectively.

     As of December 31, 1999, we had no outstanding balance under our full recourse factoring facility with Bank of America.

     We use our line of credit with Finova Capital Corp. to augment our purchasing ability with various vendors. The maximum borrowings allowed were $3,000 through January 31, 2000 after which the maximum borrowings allowed decreased to $2,000. During the third quarter 1999, we were allowed to exceed the maximum amount by $295. The maximum amount, during 1999, that we have drawn under such general line of credit was approximately $3,295. As of December 31, 1998 and 1999, we had $1,231 and $968 outstanding under this credit line, respectively. As of December 31, 1999, available credit under such line towards future inventory purchases was $2,032.

     We have net operating loss ("NOL") carryovers for Federal income tax purposes of approximately $9,134, which will begin to expire in 2009. We also have research and development tax credit carryovers for Federal income tax purposes of approximately $490, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $83. These credits can be carried forward indefinitely. We experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of some of these NOLs and income tax credits may be limited.

     During the fourth quarter of 1999, we sold approximately $7,100 of state NOL carryforwards and $149 of research and development tax credit carryforwards to an unrelated third party for approximately $438. We have approximately $4,820 of remaining state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $272 as of December 31, 1999.

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to off-set our net deferred tax assets since we are in a cumulative loss position. We will periodically reassess the valuation allowance.

     We believe that our existing available cash, credit facilities and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Through December 31, 1999, the Company capitalized approximately $1,275 in connection with software and hardware acquired to address the Year 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is now effective for the year beginning January 1, 2001. As we do not currently engage in derivatives or hedging transactions, we believe that there will be no impact to our results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We have limited exposure to financial market risks, including changes in interest rates. At December 31, 1999, all our available excess funds were cash or cash equivalents whose value is not subject to changes in interest rates. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest our cash only in debt obligations issued by the U.S. government or its agencies with maturities of less than one year.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  (1)  Financial Statements.

               Financial   Statements   are  included  in  Item  8,   "Financial
               Statements and Supplementary Data" as follows:

          o    Report of Independent Auditors

          o    Consolidated Balance Sheets - December 31, 1998 and 1999

          o Consolidated Statements of Operations - Years ended December 31, 1997, 1998, and 1999

          o Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1998, and 1999

          o Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1998, and 1999

          o    Notes to Consolidated Financial Statements - December 31, 1999

     (a)  (2)  Financial Statement Schedule.

               Schedule II - Valuation and Qualifying Accounts
               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)  (3)  Exhibits.

               Reference is made to the Exhibit Index on Page 38.

     (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2000.


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



              SIGNATURE                                    TITLE                                  DATE
              ---------                                    -----                                  ----
/s/ Gregg M. Azcuy                        President, Chief Executive Officer and           April 14, 2000
-------------------------------           Director (Principal Executive Officer)
Gregg M. Azcuy

/s/ Louis Altieri                         Vice President, Finance and                      April 14, 2000
-------------------------------           Administration (Principal Financial and
Louis Altieri                             Accounting Officer)

/s/ Michael E. Faherty                    Chairman of the Board and Director               April 14, 2000
-------------------------------
Michael E. Faherty

/s/ Gale R. Aguilar                       Director                                         April 14, 2000
-------------------------------
Gale R. Aguilar

/s/ James K. Dutton                       Director                                         April 14, 2000
-------------------------------
James K. Dutton

/s/ Donald E. Fowler                      Director                                         April 14, 2000
-------------------------------
Donald E. Fowler

/s/ Frank R. Triolo                       Director                                         April 14, 2000
-------------------------------
Frank R. Triolo

/s/ Thomas I. Unterberg                   Director                                         April 14, 2000
-------------------------------
Thomas I. Unterberg

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

   10.10*+ Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Gregg M. Azcuy.

   10.11*+ Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Louis J. Altieri.

   10.12*+ Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Priyan Guneratne.

   10.13* Indemnification Agreement as of June 20, 1996 by and between the Company and Thomas I. Unterberg. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, filed on August 14, 1996.)

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

   10.16* Indemnification Agreement as of August 22, 1996 by and between the Company and Priyan Guneratne. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28,
                    1997).

   10.17*           1995   Employee   Stock   Purchase  Plan  of   the  Company.
                    (Incorporated by reference to the Company's Form S-8, Registration Statement under the Securities Act of 1933 (File No. 33-93480) which became effective on June 14, 1995.)

   10.18+ Master Sales Agreement dated September 23, 1999, by and between the Company and Hitachi Computer Products (America) Inc., as amended.

   10.19 Agreement dated August 13, 1996 by and between the Company and AT&T Capital Corporation. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997).

   Exhibit
   No.                             Description of Exhibit
   -------                         ----------------------

   10.20 Factoring Agreement dated July 9, 1997 between the Company and NationsBanc Commercial Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 6,
                    1997).

   20 Listing of Subsidiaries. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997).

   23+              Consent of Ernst & Young LLP.

   27+              Financial Data Schedule.

---------------

   * A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

   +                Filed herewith.  All other exhibits previously filed.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                           Page
                                                                           ----

Report of Independent Auditors.............................................F-2

Consolidated Balance Sheets as of
   December 31, 1998 and 1999..............................................F-3

Consolidated Statements of Operations for
   each of the three years in the period ended
   December 31, 1999.......................................................F-4

Consolidated Statements of Shareholders'
   Equity for each of the three years in
   the period ended December 31, 1999......................................F-5

Consolidated Statements of Cash Flows
   for each of the three years in the period
   ended December 31, 1999.................................................F-6

Notes to Consolidated Financial Statements.................................F-7

Schedule II - Valuation and Qualifying Accounts............................S-1


Schedules other than those listed are omitted as they are not applicable, or the required or equivalent information has been included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ECCS, Inc.

     We have audited the accompanying consolidated balance sheets of ECCS, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECCS, Inc. and subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ ERNST & YOUNG LLP

MetroPark,  New Jersey
February 8, 2000, except for Note 15, as to which the date is April 14, 2000

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                          December 31,
                                                                               --------------------------------
                                                                                  1998                   1999
                                                                               ------------           ---------
Assets
Current Assets:
   Cash and cash equivalents...........................................        $   5,374             $   7,993
   Accounts receivable, less allowance for doubtful accounts of $334
    in 1998 and $0 in 1999.............................................            6,644                 5,829
   Inventories.........................................................            5,563                 5,570
   Prepaid expenses and other receivables..............................              314                   254
                                                                               ---------             ---------
                                                                                  17,895                19,646
Property, plant and equipment (net)....................................            1,916                 1,733
Capitalized software (net).............................................            1,302                 1,790
Other assets...........................................................              261                    62
                                                                               ---------             ---------
          Total assets.................................................        $  21,374             $  23,231
                                                                               =========             =========

Liabilities and Shareholders' Equity
Current Liabilities:
   Payable to Finova Capital...........................................        $   1,231             $     968
   Current portion of capital lease....................................              110                   158
   Accounts payable....................................................            2,800                 1,631
   Accrued expenses and other..........................................            1,140                 1,874
   Warranty............................................................              523                   746
   Customer deposits, advances and other credits.......................              122                    69
                                                                               ---------             ---------
                                                                                   5,926                 5,446
Capital lease obligations, net of current portion......................              135                    67
Deferred rent..........................................................               81                    17
                                                                               ---------             ---------
                                                                                   6,142                 5,530
                                                                               ---------             ---------
Shareholders' Equity:
   Preferred stock, $.01 par value per share, Authorized, 3,000,000 shares;
    None issued and outstanding at December 31, 1998 and
    December 31, 1999..................................................               --                    --
   Common stock, $.01 par value per share, Authorized, 20,000,000 shares;
    Issued and outstanding, 11,027,084 shares and 11,341,318
    shares at December 31, 1998 and December 31, 1999, respectively....              110                   113
   Capital in excess of par value - common.............................           25,860                26,374
   Accumulated deficit.................................................          (10,738)               (8,786)
                                                                               ---------             ---------
                                                                                  15,232                17,701
                                                                               ---------             ---------
       Total Liabilities and Shareholders' Equity......................        $  21,374             $  23,231
                                                                               =========             =========

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                       1997                 1998                 1999
                                                  --------------      ---------------      ---------------

Net sales.................................         $    34,001         $    28,466          $    39,761

Cost of sales.............................              24,226              20,452               26,777
                                                   -------------       --------------       --------------
  Gross profit............................               9,775               8,014               12,984

Operating expenses:
  Selling, general & administrative.......               6,838               8,378                9,693
  Research & development..................               1,687               2,683                1,939
                                                   -------------       --------------       --------------
                                                         8,525              11,061               11,632
                                                   -------------       --------------       --------------

Operating income (loss)...................               1,250              (3,047)               1,352

  Net interest expense (income)...........                  28                (390)                (162)
                                                   -------------       --------------       --------------
Income (loss) before income tax benefit
  and extraordinary item..................               1,222              (2,657)               1,514
  Income tax benefit......................                  --                  --                 (438)
                                                   -------------       --------------       --------------
Income (loss) before extraordinary item...               1,222              (2,657)               1,952
  Extraordinary item......................                 120                  --                   --
                                                   -------------       --------------       --------------
Net income (loss) ........................               1,102              (2,657)               1,952

  Preferred dividends.....................                 192                  --                   --

Net income (loss) applicable to
  common shares...........................         $       910         $    (2,657)         $     1,952
                                                   =============       ==============       ==============
EARNINGS (LOSS) PER COMMON SHARE:
Income (loss)  per common share before
  extraordinary item - basic .............         $      0.16         $     (0.24)         $      0.18
                                                   =============       ==============       ==============
Extraordinary charge......................         $     (0.02)        $        --          $        --
                                                   =============       ==============       ==============

Net income (loss)  per common
  share - basic...........................         $      0.14         $     (0.24)         $      0.18
                                                   =============       ==============       ============
EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
Income (loss)  per common  share before
  extraordinary item - diluted............         $      0.12         $     (0.24)         $      0.16

Extraordinary charge......................         $     (0.01)        $        --          $        --
                                                   =============       ==============       ============
Net income (loss)  per common
  share - diluted.........................         $      0.11         $     (0.24)         $      0.16
                                                   =============       ==============       ============
Weighted average number of common and
  dilutive shares - basic.................               6,702              10,969               11,093
                                                   =============       ==============       ============
Weighted average number of common and
  dilutive shares - diluted...............              10,035              10,969               11,978
                                                   =============       ==============       ============

                                   ECCS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                       Common Stock                        Preferred Stock
                          -------------------------------------------------------------------------

                                                   Capital in                           Capital in                       Total
                                                   Excess of                            Excess of     Accumulated     Shareholders'
                             Shares      Amount    Par Value      Shares     Amount     Par Value       Deficit          Equity
                          ---------------------------------------------------------------------------------------------------------
Balance at December 31,
  1996.................     4,432,216    $   44    $  10,254     2,100,000   $  21       $ 4,522       $ (8,664)      $ 6,177

Conversion of Series B and
  Series C Convertible
  Preferred Stock to
  Common...............     3,770,590        38        4,505    (2,100,000)    (21)       (4,522)            --            --

Issuance of stock......     2,629,018        26       10,569            --      --            --             --        10,595

Stock option exercises.        86,364         1          287            --      --            --             --           288

Dividends paid.........            --        --           --            --      --            --           (519)         (519)

Net income.............            --        --           --            --      --            --          1,102         1,102
                           ----------    ------    ---------    ----------   -----       -------       --------       -------
Balance at December 31,
  1997.................    10,918,188       109       25,615            --      --            --         (8,081)       17,643

Issuance of stock and stock
  option exercises.....       108,896         1          245            --      --            --            --            246

Net loss...............            --        --           --            --      --            --        (2,657)        (2,657)
                           ----------    ------    ---------    ----------  ------       -------       -------        -------
Balance at December 31,
  1998.................    11,027,084       110       25,860            --      --            --       (10,738)        15,232

Issuance of stock and stock
  option exercises......      314,234         3          514            --      --            --            --            517

Net income..............           --        --           --            --      --            --         1,952          1,952
                           ----------    ------     --------    ----------   -----      --------      --------        -------

Balance at December 31,
  1999..................   11,341,318    $  113     $ 26,374    $       --   $  --      $     --      $ (8,786)       $17,701
                           ==========    ======     ========    ==========   =====      ========      ========        =======

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Years Ended December 31,
                                                                  ---------------------------------------------------
                                                                        1997              1998               1999
                                                                  --------------     -------------       ------------
Cash flows from operating activities:
Net income (loss)...........................................        $   1,102         $  (2,657)          $   1,952
   Adjustments  to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Extraordinary item......................................              120                --                  --
    Depreciation and amortization...........................            1,168             1,035               1,515
    Write off of capitalized software                                                       366                  --
Change in operating assets and liabilities:
    (Increase) decrease in accounts receivable..............           (2,575)             (907)                815
    Decrease (increase) in inventories......................               84              (967)                 (7)
    (Increase) decrease in prepaid expenses and other.......             (538)              276                 259
    Increase (decrease) in accounts payable, accrued
      liabilities and other.................................              345            (1,289)               (212)
    Decrease in customer deposits...........................             (424)             (288)                (53)
                                                                    ---------         ---------           ---------
Net cash (used in) provided by operating activities.........             (718)           (4,431)              4,269
                                                                    ---------         ---------           ---------
Cash flows from investing activities:
   Additions to property, plant and equipment...............             (809)           (1,208)               (812)
   Additions to capitalized software........................             (602)           (1,047)             (1,072)
                                                                    ---------         ---------           ---------
Net cash used in investing activities.......................           (1,411)           (2,255)             (1,884)
                                                                    ---------         ---------           ---------
Cash flows from financing activities:
   Borrowings under revolving credit agreement..............           18,198            11,381              16,624
   Repayments under revolving credit agreement..............          (18,929)          (12,412)            (16,624)
   (Decrease) increase in payable to Finova Capital.........              (64)            1,231                (263)
   Repayment of capital lease obligations...................              (88)              (11)                (20)
   Proceeds from exercise of employee stock options and
     issuance of common stock...............................           10,883               246                 517
   Payment of dividends.....................................             (519)               --                  --
   Cash used for extinguishment of debt.....................             (120)               --                  --
                                                                    ---------         ---------           ---------
Net cash provided by financing activities...................            9,361               435                 234
                                                                    ---------         ---------           ---------
Net increase (decrease) in cash and cash equivalents........            7,232            (6,251)              2,619
Cash and cash equivalents at beginning of period............            4,393            11,625               5,374
                                                                    ---------         ---------           ---------
Cash and cash equivalents at end of period..................        $  11,625         $   5,374           $   7,993
                                                                    =========         =========           =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest...............................................        $     148         $      88           $     135
                                                                    =========         =========           =========
     Non cash capital lease obligations.....................               --         $     245                  --
                                                                    =========         =========           =========

                                   ECCS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999

               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


NOTE 1 -- THE COMPANY

     ECCS, Inc. ("ECCS" or the "Company") designs, manufactures, sells and supports fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. The Company's products include high performance storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems. The Company's enterprise storage solutions address all three storage markets:
DAS, in which the storage device is connected directly to a server; NAS, in which the storage device is installed on a network; and SAN, in which the storage device is used in a specialized network. These connectivity options provide storage users the flexibility to choose and deploy a particular storage solution to meet their needs.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. None of the subsidiaries are active. All significant intercompany balances and transactions have been eliminated.

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

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated, $605, $190 and $586 for 1997, 1998 and 1999, respectively. At December 31, 1999, the Company has capitalized $4,736 of software development costs, of which $366 has been written off and $2,580 has been amortized. In 1998, the Company discontinued its efforts to develop a fibre controller and a controller design that incorporates Tandem's Server Net Technology. As a result, the Company incurred a one-time charge in 1998 of $366.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.

     REVENUE RECOGNITION

     In general, revenue is recognized upon shipment of the product or system or as services are provided. Periodically, revenue is recognized for product which is being held at the customer's request. Revenue is only recognized on such product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining. Revenues related to maintenance contracts are recognized over the respective terms of the maintenance contracts. Revenue for certain major product enhancements and major new product offerings, for which the Company believes that significant product development risks may exist which realistically can be addressed only during live beta testing at end-user sites, is not recognized until successful completion of such end-user beta testing.

     WARRANTY

     Estimated future warranty obligations related to ECCS products are provided by charges to operations in the period the related revenue is recognized.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred, except for software development costs as indicated above.

     INCOME TAXES

     Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes".

     STOCK BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options generally is measured as the excess, if any, of the quoted market price of the Company's stock over the amount an employee must pay to acquire the stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed.

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

     NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is now effective for the year beginning January 1, 2001. As the Company does not currently engage in derivatives or hedging transactions, we believe that there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

NOTE 3 -- TRANSACTIONS WITH SIGNIFICANT VENDORS AND CUSTOMERS

     In 1995, the Company entered into a Manufacturing Services Agreement with Unisys, formerly its primary manufacturer, which defined the terms of sales and support services. Pursuant to such agreement, Unisys manufactured certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. In February 1999, Unisys notified the Company that Unisys was closing its Winnipeg computer storage systems manufacturing plant by July 31, 1999 and accordingly the Manufacturing Services Agreement was terminated at that time. The Company's purchases under this agreement totaled $7,800, $6,600 and $354 in 1997, 1998 and 1999, respectively. Subsequent to the termination of the Manufacturing Services Agreement, the Company manufactured certain products in-house under such agreement from August to December 1999.

     In September 1999, the Company entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began manufacturing certain of the Company's products in January 2000 for use in the Company's fault tolerant enterprise storage solutions. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party.

     Sales to the Company's primary alternate channel partner, Unisys, accounted for 28.0% of the Company's net sales in 1998 and 8.2% in 1999. All sales to Unisys were sales of enterprise storage solutions.

     The United States Air Force, an end user of the Company's products which purchases such products through KKP Corporation, Worldwide Technologies and other government contractors, purchased $15,000 of products, or 44.0%, of the Company's total net sales in 1997. In 1998 such sales totaled $9,579, or 33.7%, of total sales and for 1999 such sales totaled $23,216, or 58.4%, of total sales. The Company cannot be certain that its sales to the U.S. Air Force through Federal Integrators will not be adversely effected by the investigation further discussed in Note 15. There are no minimum purchase requirements.

     The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement is terminable by either party at any time. In 1997 and 1998, purchases from Bell Microproducts totaled approximately $4,200, or 17.2%, and $5,100, or 23.3%, of all purchases respectively. In 1999, such purchases totaled $10,776, or 43.5%, of all purchases.

     SEGMENT INFORMATION

     All of the Company's revenues are generated in the United States. The Company believes that it has one operating segment and classifies its revenues based upon its primary sales channels: commercial and other Federal customers; U.S. Air Force; and alternate channel partners. All Company products are available for sale in each of the channels. Revenues by sales channel are regularly reviewed by the chief operating decision maker. The following table sets forth, for the periods indicated, the net sales derived from each of the Company's sales channels:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
     Direct:
       Commercial and other Federal customers..............   $ 6,461       $ 7,960       $12,638
       U.S. Air Force......................................    14,960         9,579        23,216
     Indirect:
       Alternate channel partners..........................    12,580        10,927         3,907
                                                              -------       -------       -------
                                                              $34,001       $28,466       $39,761
                                                              =======       =======       =======

     All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

NOTE 4 -- INVENTORIES

     Inventories consist of the following:

                                                                                       December 31,
                                                                             ----------------------------------
                                                                                  1998                 1999
                                                                             --------------       -------------
Purchased parts.....................................................         $        2,500       $       1,497
Finished goods......................................................                  3,848               5,047
                                                                             --------------       -------------
                                                                                      6,348               6,544
     Less: inventory valuation reserve..............................                    785                 974
                                                                             --------------       -------------
                                                                             $        5,563       $       5,570
                                                                             ==============       =============

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                          December 31,
                                                                                -------------------------------
                                                                                   1998                  1999
                                                                                ---------              --------
Property............................................................            $    473               $   487
Computer equipment..................................................               4,929                 5,586
Vehicles............................................................                  47                    35
Leasehold improvements..............................................                 407                   424
Equipment under capital leases......................................                 651                   770
                                                                                --------               -------
                                                                                   6,507                 7,302
Less accumulated depreciation and amortization, including $361 and
   $426 relating to equipment under capital leases at December 31,
   1998 and December 31, 1999, respectively.........................               4,591                 5,569
                                                                                --------               -------
                                                                                $  1,916               $ 1,733
                                                                                ========               =======

NOTE 6 -- LOANS PAYABLE TO BANK OF AMERICA AND NOTE PAYABLE TO FINOVA CAPITAL

     Until July 30, 1997, the Company had a financing facility with Fidelity Funding of California, Inc. which provided for maximum eligible (as defined) accounts receivable financing of $7,000 at the prime lending rate with a 0.5% transaction fee applied to each borrowing. The weighted average interest rate on such line was 7.3% in 1997. Such financing facility was terminated in July 1997 in connection with the consummation of the Company's new financing facility with Bank of America ("BOA") and all outstanding amounts have been repaid. In connection with the termination of such financing facility, the Company incurred a one-time extraordinary charge of $120.

     On July 9, 1997, the Company entered into a full recourse factoring facility with BOA which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of December 31, 1999, the Company had no outstanding balance under this full recourse factoring facility.

     On December 1, 1997, Finova Capital Corp. ("Finova") acquired the Company's $2,000 general line of credit with AT&T-CFC. The Company renewed its credit line with Finova upon its expiration on January 31, 1999 and such general line of credit was increased to $3,000 and extended through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001. The Company uses this line of credit to augment its purchasing ability with various vendors.

NOTE 6 -- LOANS  PAYABLE  TO  BANK  OF  AMERICA  AND  NOTE  PAYABLE  TO   FINOVA
          (CONTINUED)

     The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. The maximum amount that the Company has drawn down on this line of credit during 1999 was $3,295 as the Company was allowed to exceed the line of credit by $295. As of December 31, 1999, the Company had a balance of $968 outstanding under this credit line, and available credit under such line towards future inventory purchases was approximately $2,032. The Company has certain financial covenants with such line of credit with Finova. The Company is in compliance with such covenants as of December 31, 1999.

     Finova and BOA have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

     The Company's agreement with BOA restricts the Company's ability to pay certain dividends without Bank of America's prior written consent. The Company's agreement with Finova prohibits the payment of dividends.

NOTE 7 -- LEASES

     The Company has capitalized leases for certain equipment. Capitalized lease obligations entered into in 1998 are payable through the second quarter of 2000. In addition, the Company is obligated through the Year 2000 under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by the Company. Under certain leases, the Company has the option to renew for additional terms at specified rentals. Rental expense for such leases approximated $507, $523 and $516 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Deferred rent on the accompanying consolidated balance sheet represents the excess of rents to be paid in the future over rent expense recognized on a straight-line basis.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 1999:

                                                          Capitalized             Operating
                                                            Leases                  Leases
                                                       -----------------        --------------
2000..................................................     $    162                $    494
2001..................................................           60                      25
2002..................................................            8
Thereafter............................................           --                      --
                                                           --------                --------
Total minimum lease payments..........................          230                $    519
                                                           --------                ========
Less amount representing interest.....................            5
                                                           --------
Present value of net minimum lease payments...........     $    225
                                                           ========

NOTE 8 -- CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock, which may be issued by the Board of Directors on such terms, and with such rights, preferences and designations as the Board may determine. On May 19, 1995, the Company consummated a private placement of 6% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") pursuant to which the Company issued and sold to certain investors 1,600,000 shares of Series B Preferred Stock at a price per share of $1.25. Also, on May 17, 1996 and May 30, 1996, the Company consummated a private placement of 500,000 shares of the Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") at a price per share of $6.00. Upon the closing of the Company's public offering in August 1997, all 1,600,000 shares of the Series B Preferred Stock were automatically converted into 1,770,590 shares of the Company's Common Stock, and all 500,000 shares of the Series C Preferred Stock were automatically converted into 2,000,000 shares of the Company's Common Stock.

NOTE 9 -- STOCK OPTION PLANS

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

     A summary of the changes in outstanding common stock options under the 1989 Stock Option Plan is as follows:

                                                                                           Options Outstanding
                                                                              --------------------------------------------
                                                                                                         Weighted-Average
                                                                                   Shares                 Exercise Price
                                                                              ---------------            ----------------
Balance at December 31, 1996........................................               764,176                     $2.65
                                                                                ----------
   Options exercised................................................               (41,283)                    $2.49
   Options canceled.................................................               (27,175)                    $2.67
                                                                                ----------
Balance at December 31, 1997........................................               695,718                     $2.66
                                                                                ----------
   Options exercised................................................               (25,225)                    $2.55
   Options canceled................................................               (479,734)                    $2.69
                                                                                ----------
Balance at December 31, 1998........................................               190,759                     $2.60
                                                                                ----------
   Options exercised................................................               (69,159)                    $2.02
   Options canceled.................................................                    --                        --
                                                                                ----------
Balance at December 31, 1999........................................               121,600                     $2.04
                                                                                ----------
Options exercisable at December 31, 1999............................               121,600                     $2.04

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 1999 in the 1989 Stock Option Plan is six years and the exercise price range is $1.00 - $2.87.

1996 STOCK OPTION PLAN

     In June 1996, the Board of Directors of the Company adopted the 1996 Stock Plan. In June 1998, the shareholders approved an increase in the number of shares subject to the 1996 Stock Plan. Under the 1996 Stock Plan, 1,600,000 shares of common stock currently can be issued through incentive stock options and non-statutory stock options and/or stock purchase rights. The incentive stock options allow designated employees, non-employee directors and consultants to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the option price of the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five years from the date of grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to employees, non-employee directors and consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five years.

     A summary of the changes in outstanding common stock options under the 1996 Stock Plan is as follows:

                                                                                        Options Outstanding
                                                                              -------------------------------------
                                                                                                 Weighted-Average
                                                                                Shares            Exercise Price
                                                                              ------------     --------------------

Balance at December 31, 1996........................................            212,000             $ 4.06
                                                                              ---------
Options exercisable at December 31, 1996............................                 --                 --
   Options granted..................................................            238,500             $ 6.28
   Options canceled.................................................            (31,000)            $ 4.80
                                                                              ---------
Balance at December 31, 1997........................................            419,500             $ 5.28
                                                                              ---------
   Options granted..................................................          1,408,800             $ 1.62
   Options exercised................................................             (2,500)            $ 2.88
   Options canceled.................................................           (646,900)            $ 4.40
                                                                              ---------
Balance at December 31, 1998........................................          1,178,900             $ 1.39
                                                                              ---------
   Options granted..................................................            376,107             $ 5.46
   Options exercised................................................            (81,400)            $ 1.25
   Options canceled.................................................           (575,250)            $ 1.35
                                                                              ---------
Balance exercisable at December 31, 1999............................            898,357             $ 2.95
                                                                              ---------
Options exercisable at December 31, 1999............................            287,650             $ 1.31

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 1999 in the 1996 Stock Option Plan is nine years and the exercise price range is $1.25 - $10.75.

     In mid-February 1998, the Company canceled options to purchase 106,000 shares of its Common Stock under the 1996 Stock Plan. The Company previously granted such options on October 28, 1997 at an exercise price of $8.00 per share. In addition, in mid-February 1998 the Company reissued an equivalent number of options, to certain officers and employees, at an exercise price of $4.00 per share.

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

NON-QUALIFIED STOCK OPTIONS

     A summary of the changes in outstanding common stock options under Non-Qualified Agreements is as follows:

                                                                                       Options Outstanding
                                                                              ---------------------------------------
                                                                                                   Weighted-Average
                                                                                   Shares           Exercise Price
                                                                             ---------------   ----------------------

Balance at December 31, 1996........................................              342,191               $ 2.53
                                                                               ----------
   Options granted .................................................              498,400               $ 8.01
   Options exercised................................................               (7,250)              $ 2.13
   Options canceled.................................................               (9,500)              $ 5.22
                                                                               ----------
Balance at December 31, 1997........................................              823,841               $ 5.82
                                                                               ----------
   Options granted..................................................              993,209               $ 2.97
   Options exercised................................................              (37,625)              $ 2.13
   Options canceled.................................................           (1,205,925)              $ 5.53
                                                                               ----------
Balance at December 31, 1998                                                      573,500               $ 1.74
                                                                               ----------
   Options granted..................................................              316,893               $10.75
   Options exercised................................................             (123,691)              $ 1.32
   Options canceled.................................................                 (500)              $ 2.13
                                                                               ----------
Balance at December 31, 1999........................................              766,202               $ 5.37
                                                                               ----------
Options exercisable at December 31, 1999............................              269,655               $ 1.79

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 1999 under Non-Qualified Agreements is nine years and the exercise price range is $1.25 - $10.75.

     In mid-February 1998, the Company canceled options to purchase 498,400 shares of its Common Stock outside of the Company's registered stock option plans. The Company previously granted such options on October 28, 1997 at an exercise price of $8.00 per share. In addition in mid-February 1998 the Company reissued such options, to certain officers and employees, at an exercise price of $4.00 per share.

1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     In February 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors Stock Option Plan (the "1996 Non-Employee Directors Plan"). 150,000 shares of Common Stock can be issued under such plan through non-statutory stock options. Under the terms of the 1996 Non-Employee Directors Plan, each non-employee director who first becomes a member of the Board after approval of such plan by the shareholders of the Company, shall be automatically granted, on the date such person becomes a member of the Board, an option to purchase 30,000 shares of Common Stock. In addition, each non-employee director who is a member of the Board on the first trading day of each year shall be automatically granted on such date, without further action by the Board, an option to purchase 5,000 shares of Common Stock. The exercise price per share under the 1996 Non-Employee Directors Plan shall be equal to the fair market value (as defined) of a share of Common Stock on the applicable grant date, and options granted under the 1996 Non-Employee Directors Plan vests over a four year period.

     A summary of the changes in outstanding common stock options under the 1996 Non-Employee Directors Plan is as follows:

                                                                                       Options Outstanding
                                                                              ------------------------------------
                                                                                                  Weighted-Average
                                                                                 Shares            Exercise Price
                                                                              ------------       ------------------
Balance at January 1, 1997..........................................               --                     --
   Options granted..................................................             60,000                $ 4.38
                                                                                -------
Balance at December 31, 1997........................................             60,000                $ 4.38
                                                                                -------
   Options granted..................................................             30,000                $ 6.50
Balance at December 31, 1998                                                     90,000                $ 5.09
                                                                                -------
   Options granted                                                               30,000                $ 1.69
Balance at December 31, 1999........................................            120,000                $ 4.23
                                                                                -------
   Options exercisable at December 31, 1999.........................             50,000                $ 4.69

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 1999 under the 1996 Non-Employee Directors Plan is eight years and the exercise price range is $1.69 - $6.50.

STOCK WARRANTS

     At December 31, 1999, 298,848 common stock purchase warrants with an exercise price of $1.25 per share were outstanding to an officer and director of the Company. Such warrants expire in 2004. At December 31, 1999, all such warrants were exercisable.

     The Company has reserved 2,205,007 shares of Common Stock for the exercise of stock options and warrants as described above.

FAS 123 PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: risk-free interest rates of between 5.74%-6.73% in 1997, 4.3%-5.74% in 1998 and 4.6%-6.3% in 1999; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .959 in 1997, .947 in 1998 and .997 in 1999; and a weighted-average expected life of four years. The weighted average fair market value of stock options issued in 1997, 1998 and 1999 was $3.32, $2.20 and $5.47 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):

                                                               1997                  1998                  1999
                                                            ----------            ----------            ----------
Net income (loss) as reported.........................       $ 1,102               $(2,657)              $ 1,952
Pro forma net income (loss)...........................       $   383               $(3,802)              $ 1,538
Income (loss) per share as reported
   Basic..............................................       $   .14               $  (.24)              $   .18
Pro forma income (loss) per share
   Basic..............................................       $   .03               $  (.35)              $   .14
Income (loss) per share as reported - diluted.........       $   .11               $  (.24)              $   .16
Pro forma income (loss) per share - diluted...........       $   .03               $  (.35)              $   .13

NOTE 10 -- EMPLOYEE STOCK PURCHASE PLAN

     In June 1995, the Company adopted a 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved for issuance an aggregate of 150,000 shares of Common Stock. The Purchase Plan allows eligible employees to purchase Common Stock, through payroll deductions during a Purchase Period, at a purchase price that shall be the lesser of (a) 85% of the Fair Market Value of a share of Common Stock on the first day of such Purchase Period, or (b) 85% of the Fair Market Value of a share of Common Stock on the Exercise Date of such

Purchase Period, as each of such terms are defined in the 1995 Employee Stock Purchase Plan. The option to purchase stock under the Purchase Plan will terminate December 31, 1999. At December 31, 1999, 196,108 shares were issued under the Purchase Plan, of which 39,984 were issued in 1999.

NOTE 11 -- INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                                                       December 31,
                                                                      ---------------------------------------------
                                                                          1997             1998            1999
                                                                      ------------     ------------    ------------
Federal:
  Current........................................................      $    --          $    --        $    --
  Deferred.......................................................           --               --             --

State:
  Current........................................................           --               --           (438)
  Deferred.......................................................           --               --             --
                                                                       -------          -------        -------

Total............................................................      $    --          $    --        $  (438)
                                                                       =======          =======        =======

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax balances as of December 31, 1998 and 1999 are as follows:

                                                                                  1998                      1999
                                                                             -------------             ------------
Tax credits.........................................................          $    663                   $   753
Net operating losses................................................             4,311                     2,899
Capitalized software................................................              (508)                     (698)
Other...............................................................               648                     1,283
Valuation allowance.................................................            (5,114)                   (4,237)
                                                                              --------                   -------
Total...............................................................                --                        --
                                                                              ========                   =======

     During 1999, the Company utilized $1,144 of net operating loss carryover ("NOL") for federal tax purposes. The Company has NOL carryovers for Federal income tax purposes of approximately $9,134, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $490, which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $83, which can be carried forward indefinitely. The Company experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of some of these NOLs and income tax credits may be limited.

     The Company has approximately $4,820 of state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $272 as of December 31, 1999.

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

     The differences between the provision for income taxes and income taxes computed using the Federal income tax rate were as follows:

                                                                                        December 31,
                                                                           --------------------------------------
                                                                             1997          1998            1999
                                                                           --------      --------        --------

Computed tax expense (benefit)......................................       $    375     $   (903)        $   509
Decrease (increase) in federal valuation allowance (use of NOL).....           (222)       1,131            (682)
Research and development tax credits................................           (153)        (228)             --
Sale of state NOL and R&D credit/other..............................             --           --            (265)
                                                                           --------     --------         -------



Actual tax expense (benefit)........................................       $     --     $     --         $  (438)
                                                                           ========     ========         =======

     During the fourth quarter of 1999, the Company sold approximately $7,100 of state NOL carry forwards and $149 of research and development tax carry forwards to an unrelated third party for approximately $438.

NOTE 12 -- COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               1997             1998               1999
                                                            ----------       ---------          ---------
Numerator:
Net income (loss) before extraordinary item                 $    1,222       $ (2,657)          $   1,952
Extraordinary item                                                 120             --                  --
                                                            ----------       --------           ---------
Net income (loss)                                                1,102             --                  --
Preferred stock dividends                                         (192)            --                  --
                                                            ----------       --------           ---------

Numerator for basic earnings per share -
income (loss) available to common shareholders                     910         (2,657)              1,952

Effect of dilutive securities:

Preferred stock dividends                                          192             --                  --
Interest on unpaid preferred stock dividends                        20             --                  --
                                                            ----------       --------           ---------
                                                                   212             --                  --
                                                            ----------       --------           ---------
Numerator for dilutive earnings per share -
income available to common shareholders after
assumed conversion                                               1,122             --                  --

Denominator:

Denominator for basic earnings per share-
weighted-average shares                                          6,702         10,969              11,093

Effect of dilutive securities:

Employee stock options                                             819             --                 727
Warrants                                                            66             --                 158
Convertible preferred stock                                      2,448             --                  --
                                                            ----------      ---------           ---------
                                                                 3,333             --                 885

Dilutive  potential  common shares
Denominator for diluted earnings per share -
Adjusted weighted-average shares and
assumed conversion                                              10,035         10,969              11,978
                                                            ==========      =========           =========

Basic earnings (loss) per share                             $     0.14      $   (0.24)          $    0.18
                                                            ==========      =========           =========
Diluted earnings (loss) per share                           $     0.11      $   (0.24)          $    0.16
                                                            ==========      =========           =========

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     The Company has adopted a plan whereby senior management will be entitled to six months severance payments in the event of certain terminations after a change-in-control of the Company, and an incentive bonus will be paid if such persons are still in the employ of the Company at the completion of a change-in-control.

     In November 1999, Mark Ish and David Boyle, former executive officers of the Company, filed a complaint against us and Gregg M. Azcuy, our President and Chief Executive Officer, in the Superior Court of New Jersey, Law Division, Monmouth County. By the action, Messrs. Ish and Boyle are seeking compensatory damages, punitive damages, attorneys' fees, interest and costs for alleged breach of multiple contracts, fraud and defamation. The Company believes such claims are without merit and it intends to vigorously defend such actions. The Company does not believe that the outcome of such litigation will adversely affect its business.

     There are no other individual material litigation matters pending to which the Company is party or to which any of its property is subject.

NOTE 14 -- RELATED PARTY TRANSACTION

     On June 6, 1997, the Company entered into a loan transaction with its President and Chief Executive Officer (the "Borrower") pursuant to a $250 promissory note in favor of the Company. Interest on the outstanding principal balance of such promissory note is payable monthly at the prime lending rate. At December 31, 1998, the balance on such promissory note was $218. The promissory note was payable over a five-year period beginning on May 31, 1999. In connection with such promissory note, the Borrower granted the Company a security interest in the Borrower's interests in the Company's 1997 Executive Compensation Plan and any and all future executive compensation bonuses or similar compensation to be received by the Borrower. The Borrower also pledged to the Company all of his right, title and interest to 25,000 restricted shares of the Company's Common Stock and options to purchase 131,000 shares of the Company's Common Stock as security for the promissory note. On November 2, 1999, the Company received payment from the Borrower in the amount of $227, representing full payment of the balance on such promissory note.

NOTE 15 - SUBSEQUENT EVENTS

     In late January 2000, the Company received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. The Company has been and intends to continue cooperating with the investigation and is complying fully, and intends to continue to comply fully, with the subpoena. The Company sells computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, a subpoena has been received by an officer of the Company who is expected to testify before the grand jury. Such testimony has not yet been provided. Although the investigation is still in its early stages, it appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including the Company), and other companies, with companies that provide product and product-related services to the U.S. Air Force. The Company understands that the government's inquiry includes a review of the conduct of such companies and their officers and employees. The Company believes that it has not violated any federal laws in connection with the Company's sale of computer products ultimately received by the U.S. Air Force.

     On April 7, 2000, the Company announced that its net sales for the quarter ended March 31, 2000 are expected to range from $4,400 to $4,700, which is expected to result in a net loss of $1,000 to $1,500 for the quarter. These results are due primarily to lower sales to the U.S. Air Force through Federal integrators. Commercial sales, while up from the first quarter 1999, are also expected to be lower than the fourth quarter 1999 level.

                                   ECCS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

Column A                                          Column B               Column C              Column D         Column E

                                                                         Additions
                                                                ---------------------------

                                                                Charged          Charged to                      Balance
                                                 Balance at        to              Other                            at
                 DESCRIPTION                     Beginning     Costs and         Accounts-    Deductions-         End of
                                                 of Period      Expenses         Describe      Describe           Period
YEAR ENDED December 31, 1999

Allowance for Doubtful
Accounts & Returns/Credits...................    $    334       $    --          $     --     $    334(A)        $    --
                                                 --------       -------          --------     --------           -------
Tax valuation................................    $  5,114       $    --          $     --     $    877(C)        $ 4,237
                                                 --------       -------          --------     --------           -------
Inventory....................................    $    785       $   840       $        --     $    651(B)        $   974
                                                 --------       -------          --------     --------           -------
Warranty.....................................    $    523       $   436          $     --     $    213           $   746
                                                 --------       -------          --------     --------           -------

YEAR ENDED December 31, 1998:

Allowance for Doubtful
Accounts & Returns/Credits...................    $    297       $   204          $     --     $    167(A)      $     334
                                                 --------       -------          --------     --------         ---------
Tax valuation................................    $  3,779       $    --          $  1,335(D)  $     --         $   5,114
                                                 --------       -------          --------     --------         ---------
Inventory....................................    $    708       $   667          $     --     $    590(B)      $     785
                                                 --------       -------          --------     --------         ---------
Warranty.....................................    $    534       $   273          $     --     $    284         $     523
                                                 --------       -------          --------     --------         ---------

YEAR ENDED December 31, 1997:

Allowance for Doubtful
Accounts & Returns/Credits...................    $    184       $   183          $     --     $     70(A)      $     297
                                                 --------       -------          --------     --------         ---------
Tax valuation................................    $  4,072       $    --          $     --     $    293(C)      $   3,779
                                                 --------       -------          --------     --------         ---------
Inventory....................................    $    781       $   840          $     --     $    913(B)      $     708
Warranty.....................................    $    414       $   886          $     --     $    766         $     534
                                                 --------       -------          --------     --------         ---------


(A)  Amounts written off during the year.
(B)  Amounts  written  off  during  the year or  obsolete  inventory  sold.
(C)  Primarily  due to  utilization  of net  operating  loss.
(D)  Primarily  due to increase in net operating loss.