Form 10-Q
period 2000-03-31
ECCS INC
filed 2000-05-12
CIK 900619

CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                     ------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                          Commission File No. 0-21600

                                  ECCS, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New Jersey                                         22-2288911
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                              07724
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

             Yes:     X                                No:
                   -------                                  -------

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2000:

           Class                                           Number of Shares
           -----                                           ----------------
  Common Stock, $.01 par value                                11,508,518

                                   ECCS, INC.

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I. FINANCIAL INFORMATION............................................1
-----------------------------

   Item 1.  Financial Statements.........................................1

      Consolidated Balance Sheets as of December 31, 1999
      and March 31, 2000 (unaudited).....................................2

      Consolidated Statements of Operations for the
      three months ended March 31, 1999 and
      March 31, 2000 (unaudited).........................................3

      Consolidated Statements of Cash Flows for the
      three months ended March 31, 1999 and
      March 31, 2000 (unaudited).........................................4

      Notes to Consolidated Financial Statements (unaudited).............5

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations............10

      Overview .........................................................10

      Results of Operations.............................................11

      Liquidity and Capital Resources...................................13

      Impact of Year 2000...............................................15


PART II. OTHER INFORMATION..............................................16
--------------------------

   Item 5.  Other Information...........................................16

   Item 6.  Exhibits and Reports on Form 8-K............................16

SIGNATURES..............................................................17
----------

                          PART I. FINANCIAL INFORMATION


                          Item 1. Financial Statements.

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                        December 31,  March 31,
                                                            1999        2000
                                                         ----------   ---------
                                                                     (unaudited)
Assets:

Current Assets:
  Cash and cash equivalents...........................  $    7,993   $   8,073
  Accounts receivable, less allowance for doubtful
   accounts of $0 and $150 at December 31, 1999 and
   March 31, 2000, respectively.......................       5,829       2,844
  Inventories.........................................       5,570       7,175
  Prepaid expenses and other receivables..............         254         463
                                                        ----------   ---------
                                                            19,646      18,555

Property, plant and equipment (net)...................       1,733       1,598
Capitalized software (net)............................       1,790       1,908
Other assets..........................................          62          67
                                                        ----------   ---------
     Total Assets ....................................  $   23,231   $  22,128
                                                        ==========   =========
Liabilities and Shareholders' Equity
Current Liabilities:
  Payable to Finova Capital...........................  $      968   $     581
  Current portion of capital lease obligations........         158         163
  Accounts payable....................................       1,631       2,497
  Accrued expenses and other..........................       1,874       1,161
  Warranty............................................         746         746
  Unearned revenue....................................          69         210
                                                        ----------   ---------
                                                             5,446       5,358
Capital lease-long term net of current portion........          67          71
Deferred rent.........................................          17          13
                                                        ----------   ---------
                                                             5,530       5,442
                                                        ----------   ---------

Shareholders' Equity:
  Preferred Stock $0.01 par value per share,
   Authorized, 3,000,000 shares; None issued and
   outstanding at December 31, 1999 and March 31,
   2000, respectively.................................          --          --
  Common stock, $0.01 par value per share, Authorized,
   20,000,000 shares; Issued and outstanding
   11,341,318 shares and 11,508,518 shares at December         113         115
   31, 1999 and March 31, 2000, respectively..........
  Capital in excess of par value - common ............      26,374      26,591
  Accumulated Deficit.................................      (8,786)    (10,020)
                                                            -------    --------
                                                            17,701      16,686
     Total Liabilities and Shareholders' Equity.......  $   23,231   $  22,128
                                                        ==========   =========


                      See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                    For the Three Months
                                                        Ended March 31,
                                                   ----------------------
                                                      1999           2000
                                                   --------      --------


Net sales....................................      $  9,433      $  4,607

Cost of sales................................         6,494         2,737
                                                   --------      --------

  Gross profit...............................         2,939         1,870

Operating expenses:
  Selling, general & administrative..........         2,498         2,623
  Research & development.....................           452           568
                                                   --------      --------

Operating loss...............................           (11)       (1,321)

  Net interest income........................            84            87
                                                   --------      --------

Net income (loss)............................            73        (1,234)
                                                   --------      ---------


Net income (loss) applicable to
  common shares..............................      $     73      $ (1,234)
                                                   ========      =========

Earnings (loss) per common share:

Net income (loss) per common
  share - basic..............................      $   0.01      $    (.11)
                                                   ========      ==========

Earnings (loss) per common share -
  assuming dilution:

Net income (loss) per common share
  - diluted..................................      $   0.01      $    (.11)
                                                   ========      ==========

Weighted average number of common and
  dilutive shares - basic....................        11,027         11,404
                                                   ========      =========

Weighted average number of common and
  dilutive shares - diluted..................        11,337         11,404
                                                   ========      =========



                 See notes to consolidated financial statements.



                                          ECCS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Dollars in Thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                            1999        2000
                                                                          -------     -------
Cash flows from operating activities:
   Net income (loss) ...................................................  $    73     $(1,234)
   Adjustments to reconcile net income (loss) to net cash provided by
     Operating activities:
     Depreciation and amortization .....................................      272         451
     (Increase) decrease in accounts receivable ........................     (422)      2,985
     Decrease (increase) in inventories ................................      919      (1,605)
     Increase in prepaid expenses, other receivables and other assets ..      (39)       (214)
     Increase in accounts payable, accrued liabilities, deferred rent
            and other liabilities ......................................      369         153
     (Decrease) Increase in unearned revenue ...........................      (74)        141
                                                                          -------     -------
Net cash provided by operating activities ..............................    1,098         677
                                                                          -------     -------
Cash flows from investing activities:
   Additions to property, plant and equipment ..........................     (122)       (144)
   Additions to capitalized software ...................................     (185)       (294)
                                                                          -------     -------
Net cash used in investing activities ..................................     (307)       (438)
                                                                          -------     -------
Cash flows from financing activities:
   Borrowings under revolving credit agreement .........................    5,163       5,692
   Repayments under revolving credit agreements ........................   (4,678)     (5,692)
   Decrease in payable to Finova Capital ...............................     (312)       (387)
   Net proceeds from long term debt, capital lease obligations .........        6           9
   Net proceeds from exercise of employee stock options and issuance
     of common stock ...................................................        7         219
                                                                          -------     -------
   Net cash provided by (used in) financing activities .................      186        (159)
                                                                          -------     -------
   Net increase in cash and cash equivalents ...........................      977          80

Cash and cash equivalents at beginning of period .......................    5,374       7,993
                                                                          -------     -------
Cash and cash equivalents at end of period .............................  $ 6,351     $ 8,073
                                                                          =======     =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ..........................................................  $    25     $    21
                                                                          =======     =======












                        See notes to consolidated financial statements.




                                             -4-

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------------------------------------------
        (Information for March 31, 1999 and March 31, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


NOTE 1 - BASIS OF PRESENTATION:

      The accompanying unaudited consolidated financial statements for March 31, 1999 and March 31, 2000 and for the three month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2000, the results of its operations and cash flows for the three month periods ended March 31, 1999 and March 31, 2000. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. None of the subsidiaries are active. All significant intercompany balances and transactions have been eliminated.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Organization and Business
      ------------------------------

      The Company designs, manufactures, sells and supports fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. The Company's products include high performance storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems. The Company's enterprise storage solutions address all three storage markets: DAS, in which the storage device is connected directly to a server; NAS, in which the storage device is installed on a network; and SAN, in which the storage device is used in a specialized network. These connectivity options provide storage users the flexibility to choose and deploy a particular storage solution to meet their needs.

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------------------------------------------
        (Information for March 31, 1999 and March 31, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


      (b)  Cash and Cash Equivalents
      ------------------------------

      The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

      (c)  Inventories
      ----------------

      Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Inventories consist of the following:

                                                   December 31,     March 31,
                                                      1999             2000
                                                   -----------     ----------
                                                                   (unaudited)

Purchased parts..................................   $1,497          $  2,613
Finished goods...................................    5,047             5,606
                                                    ------          --------
                                                     6,544             8,219
  Less: inventory valuation reserve..............      974             1,044
                                                    ------          --------
                                                    $5,570          $  7,175
                                                    ======          ========

      (d)  Property, Plant and Equipment
      ----------------------------------

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

      (e)  Fair Value of Financial Instruments
      ----------------------------------------

      The fair value amounts for cash, accounts receivable and short-term debt approximate carrying amounts due to the short maturity of these instruments.

      (f)  Software Development Costs
      -------------------------------

      The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------------------------------------------
        (Information for March 31, 1999 and March 31, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)

and aggregated $30 and $176 for the three month periods ended March 31, 1999 and March 31, 2000, respectively. At December 31, 1999 and March 31, 2000, the Company had capitalized $4,736 and $5,030 of software development costs, of which $2,580 and $2,755 had been amortized, respectively.

      (g)  Impairment of Long-Lived Assets
      ------------------------------------

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

      (h)  Revenue Recognition
      ------------------------

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

      (i)  Warranty
      -------------

     Estimated future warranty obligations related to ECCS products are provided by charges to operations in the period the related revenue is recognized.

      (j)  Research and Development Costs
      -----------------------------------

     Research and development costs are expensed as incurred, except for software development costs as indicated above.

      (k)  Income Taxes
      -----------------

     Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------------------------------------------
        (Information for March 31, 1999 and March 31, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


      (l)  Stock Based Compensation
      -----------------------------

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

      (m)  Per Share Information
      --------------------------

      Per share information is presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of all such securities.

NOTE 3 - LEGAL PROCEEDINGS

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

                                   ECCS, INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ---------------------------------------------------------------------
        (Information for March 31, 1999 and March 31, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


NOTE 4 - CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

NOTE 5 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

      Sales to the U.S. Air Force through Federal integrators were $1,113 and accounted for approximately 24% of net sales in the three months ended March 31, 2000. Sales to the U.S. Air Force through Federal integrators in the three months ended March 31, 2000 decreased by approximately 81.3% as compared to such sales in the three months ended March 31, 1999.

NOTE 6 - PAYABLE TO FINOVA CAPITAL AND TRANSACTION WITH A SIGNIFICANT VENDOR

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

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $3,295 as the Company was allowed to exceed the line of credit by $295. As of March 31, 2000, the Company had a balance of $581 outstanding under this credit line, and available credit under such line towards future inventory purchases was $1,419.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)

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

      During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. Our direct sales force concentrates on sales to e-commerce and other commercial end users, and the U.S. Air Force and other Federal government end users. Our direct sales force also recruits VARs and assists them in their sales to commercial end users. During the three years prior to 1998, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys Corporation and Tandem Computers, Inc. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 1999. We do not expect sales to these alternate channel partners to constitute a significant part of our net sales in 2000. Although our product development efforts are focused on commercial end users, we believe that several of our products under development could attract the interest of large data users and alternate channel partners, including OEMs, as the significant software component of these products will allow them to be easily integrated into other storage solutions. We are presently undertaking a software development effort to create a file aware storage architecture for our future products. File aware storage products possess embedded intelligence that obviates the need for a server which, in turn, provides for increased performance and lower costs. Our software-based implementation of a file aware storage architecture will also incorporate our fault tolerance expertise, allow users to integrate our products with those from other vendors and provide for the migration of our storage to DAS, NAS and SAN architectures as a customer requires. We believe our planned software-based offering provides many features and capabilities not currently available in the storage marketplace.

     We anticipate that the commercial sector will continue to be our fastest growing sales channel. Sales to commercial customers grew from $2,271 or 24.1% of total sales in the first quarter of 1999 to $3,245 or 70.4% of total sales in the first quarter of 2000. In the three months ended March 31, 2000, our sales to e-commerce companies increased by approximately 984% as compared to the three months ended March 31, 1999. Such sales constituted 45.7% of all sales to commercial customers in the three months ended March 31, 2000. We anticipate that sales to e-commerce customers will continue to grow rapidly as the data storage needs of these companies expand and we develop our direct sales channel to target this market.

      The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage or network marketplace, competition between us and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology and changes in customer buying patterns.


RESULTS OF OPERATIONS


      Three Months Ended March 31, 1999 and 2000
      ------------------------------------------

     Net Sales
     ---------

     Net sales decreased by approximately $4,826, or 51.2%, in the three months ended March 31, 2000 as compared to net sales in the three months ended March 31, 1999. Sales of our fault tolerant enterprise storage solutions accounted for 96.3% and 90.4% of net sales in the quarters ended March 31, 1999 and 2000, respectively. Other revenues accounted for 3.7% and 9.6% of net sales in the quarters ended March 31, 1999 and 2000, respectively. The decrease in net sales in the 2000 period resulted primarily from lower sales to the U.S. Air Force through Federal integrators and lower sales to alternate channel partners, offset in part by an increase in sales to commercial customers.

     Sales to our commercial customers increased by approximately $974, or 42.9%, in the three months ended March 31, 2000 as compared to net sales in the three months ended March 31, 1999. Such increase reflects the shift in our sales and marketing focus to direct sales and the resulting success of sales into the e-commerce market. Such sales accounted for approximately 1.5% and 32.2% of total net sales in the quarters ended March 31, 1999 and 2000, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $4,830, or 81.3%, in the three months ended March 31, 2000 as compared to net sales in the three months ended March 31, 1999. Such sales accounted for approximately 63.0% and 24.2% of net sales in the quarters ended March 31, 1999 and 2000, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to alternate channel partners decreased by approximately $970, or 79.6%, in the three months ended March 31, 2000 as compared to net sales in the three months ended March 31, 1999. Such sales accounted for approximately 12.9% and 5.4% of net sales in the quarters ended March 31, 1999 and 2000, respectively. Such decrease represents a decrease in sales to Unisys of approximately $374 combined with a $596 decrease in sales to Tandem.

      Gross Profit
      ------------

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. Our gross profit decreased by approximately $1,069, in the three months ended March 31, 2000 to approximately $1,870 from $2,939 in the three months ended March 31, 1999. Such decrease in gross profit is due primarily to the lower sales to the U.S. Air Force through Federal integrators and alternate channel partners, offset in part by an increase in sales to commercial customers. In the three months ended March 31, 2000, the gross margin percentage was 40.6% as compared to 31.2% in the same period in 1999. Such increase in percentage is due primarily to the higher proprietary content of product sales and a higher level of commercial sales, which typically provide for higher gross margins.

      Operating Expenses
      ------------------

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses increased as a percentage of net sales representing 26.5% and 56.9% for the three months ended March 31, 1999 and 2000, respectively. Such percentage increase represents a lower level of revenue in 2000 combined with certain SG&A costs that have increased over the same period in 1999. SG&A expenses increased by $125 to $2,623 in the three months ended March 21, 2000 from $2,498 in the three months ended March 31, 1999. Such increase was primarily due to the hiring of additional sales and marketing personnel. In addition, we incurred approximately $150 associated with proposed financing activities. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 70% and 65% of such expenses for the three months ended March 31, 1999 and March 31, 2000, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses increased in the three months ended March 31, 2000 by $116, or 25.7%, from $452 in the corresponding 1999 period. This increase is due primarily to an increase in engineering staff associated with our efforts to create a file aware storage architecture for our future products. Research and development expenses for the first quarter of 2000 represented approximately 12.3% of our net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 17.1% of our net sales. Research and development expenses are anticipated to increase in the near future to enable the Company to update and expand upon its existing product offerings.

      Research and development products for which we expect to devote resources in the near future relate to (i) a next generation of the Synchronix family of products; (ii) the development of a distributed file system storage architecture; (iii) new interface connectivities; and (iv) customized OEM products. We believe that the anticipated increase in the Company's research and development investment could adversely affect our earnings in the next twelve months.

      Net Interest (Income) Expense
      -----------------------------

      Net interest income was $84 and $87 for the three months ended March 31, 1999, and March 31, 2000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On March 31, 2000, our cash balance was approximately $8,073.

     Net cash provided by operating activities was $1,098 and $677 for three months ended March 31, 1999 and 2000, respectively. Such source of cash in 2000 resulted primarily from the decrease in accounts receivable, in addition to depreciation and amortization offset by the net loss for the quarter and increased inventory levels.

     We used $122 and $144 for the acquisition of equipment by direct purchase during the three months ended March 31, 1999 and March 31, 2000, respectively. Such expenditures in 2000 primarily consisted of computer equipment associated with our research and development efforts. Total capital expenditures for 2000 are expected to be approximately $600, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by financing activities was $186 for the three months ended March 31, 1999 and net cash used in financing activities was $159 for the three months ended March 31, 2000. Such use of cash in 2000 resulted primarily from net payments to Finova Capital, offset by the net proceeds from the exercise of employee stock options and issuance of common stock.

     Net activities under our revolving credit agreement were net borrowings of $485 and zero for each of the three months ended March 31, 1999 and March 31, 2000, respectively.

     Our working capital was $14,200 and $13,197 at December 31, 1999 and March 31, 2000, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. Our obligations under such agreement are collateralized by substantially all of our assets. As of March 31, 2000, our balance outstanding under this full recourse factoring facility was zero.

     We also have a $2,000 general line of credit with the Finova Group Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. Our obligations under the agreement with Finova are collateralized by substantially all of our assets. Finova increased such general line of credit to $3,000 through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001.

     We use our line of credit with Finova to augment our purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that we have drawn under such general line of credit has been approximately $3,295 as the Company was allowed to exceed the line of credit by $295. As of March 31, 2000, we had a balance of $581 outstanding under this credit line, and available credit under such line towards future inventory purchases was $1,419.

     BOA and Finova entered into an intercreditor subordination agreement with respect to their relative interest in substantially all of our assets.

     Our agreement with BOA restricts our ability to pay certain dividends without BOA's prior written consent. Our agreement with Finova prohibits the payment of dividends.

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

     We have approximately $4,820 of state NOL carryforwards which will begin to expire in 2001 and state research and development tax credit carryforwards of $272 as of December 31, 1999.

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

     Our operating results are affected by seasonal factors, particularly the spending fluctuations of our largest customers including the U.S. Air Force through Federal integrators. Due to the relatively fixed nature of certain of our costs, a decline in net sales in any fiscal quarter will have a material adverse effect on that quarter's results of operations. We do not expect such spending fluctuations to be altered in the future. A significant reduction in orders from any of our largest customers could have a material adverse effect on our results of operations. There can be no assurance that our largest customers will continue to place orders with us or that orders of its customers will continue at their previous levels.

Impact of the Year 2000
-----------------------

     In prior years, we discussed the nature and progress of the Company's plans to become Year 2000 ready. In late 1999, we completed the remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. Through December 31, 1999, we capitalized approximately $1,275 in connection with software and hardware acquired to address the Year 2000. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION. (DOLLARS IN THOUSANDS)

      IN HOUSE MANUFACTURING.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits.

                    11  Calculation of Earnings per Share.

                    27  Financial Data Schedule for the period ended 3/31/00.

            (b)   Reports on Form 8-K.

                  None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ECCS, Inc.



DATE:  May 12, 2000             By: /s/ Gregg M. Azcuy
                                   ---------------------
                                   Gregg M. Azcuy, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)




DATE: May 12, 2000              By: /s/ Louis J. Altieri
                                   ---------------------
                                   Louis J. Altieri, Vice President,
                                   Finance and Administration (Principal
                                   Financial and Accounting Officer)