Form 10-Q
period 2000-06-30
ECCS INC
filed 2000-08-14
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               -------      --------

                         Commission file number 0-21600
                                   ECCS, INC.
                                   ----------
             (Exact Name of Registrant as Specified in Its Charter)

     New Jersey                                              22-2288911
-----------------------------------         ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                                 07724
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

            Yes:  X                                    No:
                 ----                                     ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

          Class                                       Number of Shares
          -----                                       ----------------
Common Stock, $0.01 par value                            11,522,971

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION................................................1
-----------------------------

     Item 1. Financial Statements............................................1

          Consolidated Balance Sheets as of June 30, 2000 (unaudited)
          and December 31, 1999..............................................2

          Consolidated  Statements of Operations for the three months ended June 30, 2000 and June 30, 1999 and for the six months ended June 30, 2000 and June 30, 1999 (unaudited)..................3

          Consolidated Statements of Cash Flows for the
          six months  ended June 30, 2000 and
          June 30, 1999 (unaudited)..........................................4

          Notes to Consolidated Financial Statements (unaudited).............5

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations................11

          Overview...........................................................11

          Results of Operations..............................................13

          Liquidity and Capital Resources....................................17

PART II. OTHER INFORMATION...................................................20
--------------------------

     Item 4. Submission of Matters to a Vote of Security Holders.............20
     Item 5  Other Information...............................................21
     Item 6. Exhibits and Reports on Form 8-K................................21

SIGNATURES...................................................................22
----------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                            December 31,          June 30,
                                                                               1999                 2000
                                                                            -----------         ----------
                                                                                                (unaudited)

Assets
Current Assets:
   Cash and cash equivalents............................................    $     7,993        $     5,799
   Accounts receivable, less allowance for doubtful accounts of  $0 and                              2,596
    $30 at December 31, 1999 and June 30, 2000,
    respectively........................................................          5,829
   Inventories..........................................................          5,570              6,197
   Prepaid expenses and other receivables...............................            254                397
                                                                            -----------        -----------
                                                                                 19,646             14,989
Property, plant and equipment (net).....................................          1,733              1,492
Capitalized software (net)..............................................          1,790              2,152
Other assets............................................................             62                 67
                                                                            -----------        -----------
          Total Assets..................................................    $    23,231        $    18,700
                                                                            ============       ===========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.........................................................              0                832
   Payable to Finova Capital............................................            968                 35
   Current portion of capital lease obligations.........................            158                149
   Accounts payable.....................................................          1,631              1,059
   Accrued expenses and other...........................................          1,874              1,122
   Warranty.............................................................            746                637
   Customer deposits, advances and other credits........................             69                170
                                                                            -----------        -----------
                                                                                  5,446              4,004
Capital lease obligations, net of current portions......................             67                 63
Deferred rent...........................................................             17                  8
                                                                            -----------        -----------
                                                                                  5,530              4,075
                                                                            -----------        -----------
Shareholders' Equity:
   Preferred Stock, $0.01 par value per share, Authorized, 3,000,000                                    --
    shares; None issued and outstanding, at December 31, 1999 and June
    30, 2000, respectively..............................................             --
   Common stock, $0.01 par value per share, Authorized, 20,000,000                                     115
    shares; Issued and outstanding, 11,341,318
    shares and 11,522,971 shares at December 31, 1999
    and June 30, 2000, respectively.....................................            113
   Capital in excess of par value - common .............................         26,374             26,658
   Accumulated Deficit..................................................         (8,786)           (12,148)
                                                                            -----------        -----------
                                                                                 17,701             14,625
                                                                            -----------        -----------
       Total Liabilities and Shareholders' Equity.......................    $    23,231        $    18,700
                                                                            ===========        ===========
                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                             For the Three Months        For the Six Months
                                                 Ended June 30,              Ended June 30,
                                                 --------------              --------------


                                           1999           2000            1999           2000
                                           ----           ----            ----           ----


Net sales................................ $ 8,909       $ 4,033         $18,342       $ 8,640

Cost of sales............................   5,709         2,913          12,203         5,650
                                            -----         -----          ------         -----

  Gross profit...........................   3,200         1,120           6,139         2,990

Operating expenses:
  Selling, general & administrative......   2,550         2,836           5,048         5,480
  Research & development.................     475           432             927           979
                                            -----         -----           -----       -------
Operating income (loss)..................     175        (2,148)            164        (3,469)
  Net interest income   .................     (33)          (20)           (117)         (107)
                                            -----        ------           -----       -------

Net income (loss) ....................... $   208       $(2,128)        $   281       $(3,362)
                                            -----        ------          ------        ------

Earnings (loss) per common share:

Net income (loss) per common
  share - basic.......................... $  0.02       $ (0.18)        $  0.03       $ (0.29)
                                            =====        ======          ======        ======

Earnings (loss) per common share -
  assuming dilution:

Net income (loss) per common share -
  diluted................................ $  0.01       $ (0.18)        $  0.02        $(0.29)
                                            =====        ======          ======         =====
Weighted average number of common
  and dilutive shares - basic............  11,029        11,510          11,028        11,457
                                           ======        ======          ======        ======
Weighted average number of common
  and dilutive shares - diluted..........  11,869        11,510          11,633        11,457
                                           ======        ======          ======        ======




                 See notes to consolidated financial statements.

                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        1999             2000
                                                                                      ------------  -----------

Cash flows from operating activities:
  Net  income (loss).........................................................       $     281       $  (3,362)
  Adjustments to reconcile net  income (loss) to net cash
  used in operating activities:
     Depreciation and amortization............................................             669             875
     (Increase) decrease in accounts receivable...............................          (1,300)          3,233
     Increase in inventories..................................................            (913)           (627)
     Increase in prepaid expenses and other...................................             (40)           (148)
     Increase (decrease) in accounts payable, accrued liab., deferred rent
        and other.............................................................             609          (1,442)
     (Decrease) increase in customer deposits, advances and other credits.....            (110)            101
                                                                                     ----------     -----------
Net cash used in operating activities.........................................            (804)         (1,370)
                                                                                     ----------     -----------
Cash flows from investing activities:
   Additions to property, plant and equipment.................................            (239)           (282)
   Additions to capitalized software..........................................            (492)           (714)
                                                                                     ----------     -----------
Net cash used in investing activities.........................................            (731)           (996)
                                                                                     ----------     -----------
Cash flows from financing activities:
   Borrowings under revolving credit agreement................................           9,792          10,594
   Repayments under revolving credit agreement................................          (9,792)         (9,762)
   Increase (decrease) in payable to Finova Capital...........................           1,630            (933)
   Repayment of long term debt, capital lease obligations.....................             (24)            (13)
   Net proceeds from exercise of employee stock options and issuance of
   common stock...............................................................              49             286
                                                                                     ----------     -----------
Net cash provided by financing activities.....................................           1,655             172
                                                                                     ----------     -----------
Net increase (decrease) in cash and cash equivalents..........................             120          (2,194)

Cash and cash equivalents at beginning of period..............................           5,374           7,993
                                                                                     ----------     -----------
Cash and cash equivalents at end of period....................................       $   5,494      $    5,799
                                                                                     ==========     ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest.................................................................       $      80      $       84
                                                                                     ==========     ===========




                 See notes to consolidated financial statements.

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1999 and June 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)

NOTE 1 - BASIS OF PRESENTATION

     The information presented for June 30, 1999 and June 30, 2000, and for the three month and six month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2000, the results of its operations for the three-month and six-month periods ended June 30, 1999 and June 30, 2000, and its cash flows for the six-month periods ended June 30, 1999 and June 30, 2000. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1999 and June 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)

     (b) Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

     (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                    December 31,       June 30,
                                                       1999              2000
                                                    ------------     -----------
                                                                     (unaudited)
Purchased parts...............................      $    1,497       $     2,160
Finished goods................................           5,047             5,056
                                                    ----------      ------------
                                                         6,544             7,216
   Less: inventory valuation reserve........               974             1,019
                                                    ----------      ------------
                                                    $    5,570       $     6,197
                                                    ==========       ===========

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

     (f) Software Development Costs

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $232 and $352 for the six-month periods ended June 30, 1999 and June 30, 2000, respectively. At

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1999 and June 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)

December 31, 1999, the Company had capitalized $4,736 of software development costs of which $366 has been written off and $2,580 has been amortized. As of June 30, 2000, the Company had capitalized $5,085 of software development costs of which $2,933 has been amortized.

     (g) Impairment of Long-Lived Assets

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

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1999 and June 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


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

     (n) Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing sales and is currently awaiting further general guidance from the SEC. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 is required to be implemented no later than the fourth fiscal quarter of 2000, for companies with fiscal years beginning between December 16, 1999 and March 15, 2000.

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

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1999 and June 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)

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

NOTE 5 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Sales to the U.S. Air Force through Federal integrators were $2,101 for the six-months ended June 30, 2000. Sales to the U.S. Air Force through Federal integrators for the six-months ended June 30, 2000 decreased by approximately 83% as compared to such sales for the six-months ended June 30, 1999.

NOTE 6 - FACTORING FACILITY

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. Our obligations under such agreement are collateralized by substantially all of our assets. As of June 30, 2000, our balance outstanding under this full recourse factoring facility was $832. On June 16, 2000, the Company signed an amendment to the Factoring Agreement between Bank of America and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as amended, the Factoring Agreement remains unchanged.

NOTE 7 - PAYABLE TO FINOVA CAPITAL

     The Company has a $4,000 general line of credit with the Finova Group, Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the

                                   ECCS. INC.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         (Information for June 30, 1999 and June 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)

Company. During 1999, Finova temporarily increased the general line of credit to $3,000 through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001. On April 17, 2000, Finova announced that it had approved a permanent increase of $2,000, raising the total amount of funds available to the Company under the general line of credit to $4,000.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $3,295 as the Company was permitted to exceed the line of credit by $295. As of June 30, 2000, the Company had a balance of $35 outstanding under this credit line, and available credit under such line towards future inventory purchases was $3,965.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We design, manufacture, sell and support fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. Our products include high performance, fault tolerant storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems. Our fault tolerant enterprise storage solutions address all three storage markets: Direct Attached Storage ("DAS"), in which the storage device is connected directly to a server; Network Attached Storage ("NAS"), in which the storage device is installed on a network; and Storage Area Network ("SAN"), in which the storage device is used in a specialized network. These connectivity options provide our customers the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, customers can migrate their existing storage investments to different connectivity options.

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

     Although our product development efforts are focused on commercial end users, we believe that several of our products under development could attract the interest of large data users and alternate channel partners, including OEMs, as the significant software component of these products will allow them to be easily integrated into other storage solutions. We are presently undertaking a software development effort to create a file aware storage architecture for our future products. File aware storage products possess embedded intelligence that obviates the need for a server which, in turn, provides for increased performance and lower costs. Our software-based implementation of a file- aware storage architecture will also incorporate our fault tolerance expertise, allow users to integrate our products with those from other vendors and provide for the migration of our storage to DAS, NAS and SAN architectures as a customer requires. We believe our planned software-based offering provides many features and capabilities not currently available in the storage marketplace.

     On June 13, 2000, we introduced SANStar, a network storage engine that unifies disparate data, including Network Attached Storage (NAS) and Storage Area Networks (SAN), for full, secure, file-aware storage, delivering continuous access to shared data files and programs. The SANStar architecture gives users access to data and files stored throughout their networks because it operates within different networks, including SAN and NAS, as well as Direct Attached Storage (DAS), and works within numerous environments such as Windows NT, UNIX and Linux, all at the same time.

     We anticipate that the commercial sector will continue to be our fastest growing sales channel. Sales to commercial customers grew from $3,451 or 19% of total sales in the first half of 1999 to $6,194 or 72% of total sales in the first half of 2000. In the six months ended June 30, 2000, our sales to e-commerce companies increased by approximately 179% as compared to the six months ended June 30, 1999. Such sales constituted 35% of all sales to commercial customers in the six months ended June 30, 2000. We anticipate that sales to e-commerce customers will continue to grow rapidly as the data storage needs of these companies expand and we develop our direct sales channel to target this market.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Three Months Ended June 30, 1999 and 2000
     -----------------------------------------

     Net Sales

     Net sales decreased by approximately $4,876, or 55%, in the three months ended June 30, 2000 as compared to net sales in the three months ended June 30, 1999. Sales of our fault tolerant enterprise storage solutions accounted for 97% and 80% of net sales in the quarters ended June 30, 1999 and 2000, respectively. Other revenues, including revenues derived from services, accounted for 3% and 20% of net sales in the quarters ended June 30, 1999 and 2000, respectively. The decrease in net sales in the 2000 period resulted primarily from lower sales to the U.S. Air Force through Federal integrators and lower sales to alternate channel partners, offset in part by an increase in sales to commercial customers.

     Sales to our commercial customers increased by approximately $1,296, or 78%, in the three months ended June 30, 2000 as compared to net sales in the three months ended June 30, 1999. Such increase reflects the shift in our sales and marketing focus to direct sales and the resulting success of sales into the e-commerce market. Such sales accounted for approximately 18% and 73% of total net sales in the quarters ended June 30, 1999 and 2000, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $5,286, or 84%, in the three months ended June 30, 2000 as compared to net sales in the three months ended June 30, 1999. Such sales accounted for approximately 71% and 25% of net sales in the quarters ended June 30, 1999 and 2000, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to alternate channel partners decreased by approximately $886, or 90%, in the three months ended June 30, 2000 as compared to net sales in the three months ended June 30, 1999. Such sales accounted for approximately 11% and 2% of net sales in the quarters ended June 30, 1999 and 2000, respectively. Such decrease represents a decrease in sales to Unisys of approximately $880 combined with a $6 decrease in sales to Tandem.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. Our gross profit decreased by approximately $2,080, in the three months ended June 30, 2000 to approximately $1,120 from $3,200 in the three months ended June 30, 1999. In the three months ended June 30, 2000, the gross margin percentage was 28% as compared to 36% in the same period in 1999. Such decrease in gross profit is due primarily to the lower sales to the U.S. Air Force through Federal integrators and alternate channel partners, offset in part by an increase in sales to commercial customers.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses increased as a percentage of net sales representing 29% and 70% for the three months ended June 30, 1999 and 2000, respectively. Such percentage increase represents a lower level of revenue in 2000 combined with certain SG&A costs that have increased over the same period in 1999. SG&A expenses increased by $286 to $2,836 in the three months ended June 30, 2000 from $2,550 in the three months ended June 30, 1999. Such increase was primarily due to the hiring of additional sales and marketing personnel. In addition, we incurred approximately $45 associated with proposed financing activities, and approximately $231 in legal and audit fees associated with the Federal investigation. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 71% and 55% of such expenses for the three months ended June 30, 1999 and June 30, 2000, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses decreased in the three months ended June 30, 2000 by $43, or 9%, from $475 in the corresponding 1999 period. Such expenditures, before offsetting amounts to be capitalized in accordance with SFAS No. 86, represented $749 and $750 for the three months ended June 30, 1999 and 2000, respectively. Research and development expenses for the second quarter of 2000 represented approximately 11% of our net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 19% of our net sales. Research and development expenses are anticipated to increase in the near future to enable the Company to update and expand upon its existing product offerings.

     Research and development products for which we expect to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) the development of a distributed file system storage architecture; (iii) new interface connectivities; and (iv) customized OEM products. We believe that the anticipated increase in the Company's research and development investment could adversely affect our earnings in the next twelve months.

     Net Interest (Income)Expense

     Net interest income was $33 and $20 for the three months ended June 30, 1999 and June 30, 2000, respectively. The $13 reduction in interest income was due primarily to lower cash balances in 2000 compared to the same period in 1999.

     Six Months Ended June 30, 1999 and 2000
     ---------------------------------------

     Net Sales

     Net sales decreased by approximately $9,702, or 53%, in the six months ended June 30, 2000 as compared to net sales in the six months ended June 30, 1999. Sales of our fault tolerant enterprise storage solutions accounted for 97% and 86% of net sales in the six months ended June 30, 1999 and June 30, 2000, respectively. Other revenues, including services, accounted for 3% and 14% of net sales in the six months ended June 30, 1999 and June 30, 2000, respectively. The decrease in net sales in the 2000 period resulted primarily from lower sales to the U.S. Air Force through Federal integrators and lower sales to alternate channel partners, offset in part by an increase in sales to commercial customers.

     Sales to our commercial customers increased by approximately $2,743, or 80%, in the six months ended June 30, 2000 as compared to net sales in the six months ended June 30, 1999. Such increase reflects the shift in our sales and marketing focus to direct sales and the resulting success of sales into the e-commerce market. Such sales accounted for approximately 18% and 72% of total net sales in the six months ended June 30, 1999 and June 30, 2000, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $10,220, or 83%, in the six months ended June 30, 2000 as compared to net sales in the six months ended June 30, 1999. Such sales accounted for approximately 68% and 24% of net sales in the six months ended June 30, 1999 and June 30, 2000, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to alternate channel partners decreased by approximately $2,225, or 87%, in the six months ended June 30, 2000 as compared to net sales in the six months ended

June 30, 1999. Such sales accounted for approximately 14% and 4% of net sales in the six months ended June 30, 1999 and 2000, respectively. Such decrease represents a decrease in sales to Unisys of approximately $1,623 combined with a $602 decrease in sales to Tandem.

     Gross Profit

     Our gross profit decreased by approximately $3,149 in the six months ended June 30, 2000 to approximately $2,990 from $6,139 in the six months ended June 30, 1999. In the six months ended June 30, 2000, the gross margin percentage was 35% as compared to 34% in the same period in 1999. Such decrease in gross profit is due primarily to the lower sales to the U.S. Air Force through Federal integrators and alternate channel partners, offset in part by an increase in sales to commercial customers.

     Operating Expenses

     SG&A expenses increased as a percentage of net sales representing 28% and 63% for the six months ended June 30, 1999 and 2000, respectively. Such percentage increase represents a lower level of revenue in 2000 combined with certain SG&A costs that have increased over the same period in 1999. SG&A expenses increased by $432 to $5,480 in the six months ended June 30, 2000 from $5,048 in the six months ended June 30, 1999. Such increase was primarily due to the hiring of additional sales and marketing personnel. In addition, we incurred approximately $194 associated with proposed financing activities, and approximately $306 in legal and audit fees associated with the Federal investigation. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 71% and 60% of such expenses for the six months ended June 30, 1999 and June 30, 2000, respectively.

     Research and development expenses increased in the six months ended June 30, 2000 by $52, or 6%, from $927 in the corresponding 1999 period. Such expenditures before offsetting amounts capitalized in accordance with SFAS No. 86 represented $1,379 and $1,536 for the six months ended June 30, 1999 and June 30, 2000, respectively. This increase is due primarily to an increase in engineering staff associated with our efforts to create a fault-tolerant file aware storage architecture for our future products. Research and development expenses for the first quarter of 2000 represented approximately 11% of our net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 18% of our net sales. Research and development expenses are anticipated to increase in the near future to enable the Company to update and expand upon its existing product offerings.

     Net Interest (Income) Expense

     Net interest income was $117 and $107 for the six months ended June 30, 1999 and June 30, 2000, respectively. The $10 reduction in interest income was due primarily to lower cash balances in 2000 compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On June 30, 2000, our cash balance was approximately $5,800.

     Net cash used in operating activities was $804 and $1,370 for the six months ended June 30, 1999 and June 30, 2000. Such use of cash in 2000 resulted primarily from the net loss from operations, in addition to an increase in inventories and prepaid expenses and other expenses, as well as decreases in accounts payable, accrued liabilities, deferred rent and other expenses. Such use of cash was offset in part by depreciation and amortization and a decrease in accounts receivable.

     We used $239 and $282 for the acquisition of equipment by direct purchase during the six months ended June 30, 1999 and June 30, 2000, respectively. Such expenditures in 2000 primarily consisted of computer equipment associated with our research and development efforts. Total capital expenditures for 2000 are expected to be approximately $600, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by financing activities was $1,655 and $172 for the six months ended June 30, 1999 and June 30, 2000, respectively. Such cash was generated by net proceeds from the exercise of employee stock options and issuance of common stock, coupled with net borrowings received under the Company's revolving credit agreement with Bank of America, offset in part by payments to Finova Capital.

     Net activities under our revolving credit agreement were net borrowings of zero and $832 for each of the six months ended June 30, 1999 and June 30, 2000, respectively.

     Our working capital was $14,200 and $10,985 at December 31, 1999 and June 30, 2000, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. Our obligations under such agreement are collateralized by substantially all of our assets. As of June 30, 2000, our balance outstanding under this full recourse factoring facility was $832. On June 16,

2000, the Company signed an amendment to the Factoring Agreement between Bank of America and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as amended, the Factoring Agreement remains unchanged.

     We have a $4,000 general line of credit with the Finova Group, Inc. ("Finova"). The agreement with Finova contains covenants relating to net worth, total assets to debt and total inventory to debt. Our obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. During 1999, Finova temporarily increased the general line of credit to $3,000 through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001. On April 17, 2000, the line of credit extended to us by Finova was permanently increased by $2,000, raising the total amount of funds available to us under the Finova general line of credit to $4,000.

     We use our line of credit with Finova to augment our purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that we have drawn under such general line of credit has been approximately $3,295 as the Company was allowed to exceed the line of credit by $295. As of June 30, 2000, we had a balance of $35 outstanding under this credit line, and available credit under such line towards future inventory purchases was $3,965.

     BOA and Finova entered into an intercreditor subordination agreement with respect to their relative interest in substantially all of our assets.

     Our agreement with BOA restricts our ability to pay certain dividends without BOA's prior written consent. Our agreement with Finova prohibits the payment of dividends.

     We have net operating loss ("NOL") carryforwards for Federal income tax purposes of approximately $9,134, which will begin to expire in 2009. We also have research and development tax credit carryforwards for Federal income tax purposes of approximately $490, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $83. These credits can be carried forward indefinitely. We experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of some of these NOLs and income tax credits may be limited.

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

     Subject to the risks discussed in this Quarterly Report on Form 10-Q, we believe that our existing available cash, credit facilities and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in 2000. Our 2000 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. Inability to improve operating results may require the Company to seek equity financing, which, if required, would cause dilution to our current stockholders. There can be no assurance that additional financing will be available, if at all on terms acceptable to us.

     Our operating results are affected by seasonal factors, particularly the spending fluctuations of our largest customers including the U.S. Air Force through Federal integrators. Due to the relatively fixed nature of certain of our costs, a decline in net sales in any fiscal quarter will have a material adverse effect on that quarter's results of operations. We do not expect such spending fluctuations to be altered in the future. A significant reduction in orders from any of our largest customers could have a material adverse effect on our results of operations. There can be no assurance that our largest customers will continue to place orders with us or that orders of our customers will continue at their previous levels.

IMPACT OF THE YEAR 2000

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on June 22, 2000.

     There were present at the Meeting either in person or by proxy common shareholders holding an aggregate of 10,937,770 shares out of a total number of 11,509,768 shares issued, outstanding and entitled to vote at the Meeting. The following is a complete list of the current Directors of the Company, each of whom were elected at the meeting:

Michael E. Faherty
Gale R. Aguilar
Gregg M. Azcuy
James K. Dutton
Donald E. Fowler
Frank R. Triolo
Thomas I. Unterberg

     The proposals and results of the vote of the shareholders taken at the Meeting by ballot and proxy were as follows:

     (A) The results of the vote taken at the Meeting with respect to the election of the nominees for the Board of Directors of the Company were as follows:

Nominee                    For                       Withheld
-------                    ---                       --------

Michael E. Faherty         10,849,519 Shares         88,251 Shares
Gale R. Aguilar            10,849,519 Shares         88,251 Shares
Gregg M. Azcuy             10,849,519 Shares         88,251 Shares
James K. Dutton            10,849,519 Shares         88,251 Shares
Donald E. Fowler           10,849,519 Shares         88,251 Shares
Frank R. Triolo            10,849,519 Shares         88,251 Shares
Thomas I. Unterberg        10,849,519 Shares         88,251 Shares


     (B) A vote was taken at the Meeting on the proposal to amend the Certificate of Incorporation of the Company to increase the Common Stock from 20,000,000 to 50,000,000. The results of the vote taken at the Meeting with respect to amending the Company's Certificate of Incorporation were as follows:

            For                       Against                    Abstain
            ---                       -------                    -------

        10,661,259                    257,068                    19,443

     (C) A vote was taken at the Meeting on the proposal to amend the 1996 Non-Employee Directors Stock Option Plan to increase the maximum number of shares of Common Stock available for issuance under the Non-Employee Plan from 150,000 to 500,000 shares and to reserve an additional 350,000 shares of Common Stock of the Company for issuance upon exercise of stock options granted under the Non-Employee Plan. The results of the vote taken at the Meeting with respect to such amendment were as follows:

            For                       Against                    Abstain
            ---                       -------                    -------

         10,452,354                   449,742                    35,674

     (D) A vote was taken at the Meeting on the proposal to ratify the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. The results of the vote taken with respect to such appointment were as follows:

            For                       Against                    Abstain
            ---                       -------                    -------

         10,545,902                   371,325                    20,543


ITEM 5. OTHER INFORMATION.

     The Company appointed Michael J. Sheehan as Vice President of Federal Sales, a newly created position within the organization.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          11   Calculation of Earnings Per Share

          27   Financial Data Schedule for the period ended June 30, 2000.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ECCS, Inc.

Date:  August 14, 2000                 By: /s/  Gregg M. Azcuy
                                           ---------------------------------
                                           Gregg M. Azcuy, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  August 14, 2000                 By: /s/ Louis J. Altieri
                                           ---------------------------------
                                           Louis J. Altieri, Vice President,
                                           Finance and Administration
                                           (Principal Financial and
                                           Accounting Officer)