Form 10-Q
period 2000-09-30
ECCS INC
filed 2000-11-03
CIK 900619

CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        ---------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission file number 0-21600

                                   ECCS, INC.
                                   ----------
             (Exact Name of Registrant as Specified in Its Charter)

       New Jersey                                      22-2288911
--------------------------------           ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                           07724
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

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

            Yes:  X                                   No:
                 ---                                      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2000:

                Class                                Number of Shares
     -----------------------------             -----------------------------
     Common Stock, $0.01 par value                      11,522,971

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
-----------------------------

   Item 1.  Financial Statements.........................................1

    Consolidated  Balance Sheets as of December 31, 1999 and
    and September 30, 2000 (unaudited)...................................2

    Consolidated  Statements  of  Operations  for the three months ended September  30,  2000 and  September  30,  1999 and for the
    nine months ended September 30, 2000 and September 30, 1999
    (unaudited)..........................................................3

    Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1999 and September 30, 2000 (unaudited)................4

    Notes to Consolidated Financial Statements (unaudited)...............5

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations............12

    Overview ...........................................................12

    Results of Operations...............................................14

    Liquidity and Capital Resources.....................................18

PART II. OTHER INFORMATION..............................................21
--------------------------

   Item 1.  Legal Proceedings...........................................21

   Item 2.  Changes in Securities and Use of Proceeds...................22

   Item 5.  Other Information...........................................22

   Item 6.  Exhibits and Reports on Form 8-K............................23

SIGNATURES..............................................................24
----------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                   ECCS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                  December 31,  September 30,
                                                      1999           2000
                                                  -----------   --------------
                                                                 (unaudited)
Assets
Current Assets:
  Cash and cash equivalents...................... $   7,993        $  3,374
  Accounts receivable, less allowance for
   doubtful accounts of  $0 and $100 at December
   31, 1999 and September 30, 2000,
   respectively..................................     5,829           3,877
  Inventories....................................     5,570           6,124
  Prepaid expenses and other receivables.........       254             403
                                                     ------          ------
                                                     19,646          13,778

Property, plant and equipment (net)..............     1,733           1,326
Capitalized software (net).......................     1,790           2,387
Other assets.....................................        62              77
                                                     ------          ------
          Total Assets........................... $  23,231       $  17,568
                                                  =========       =========

Liabilities and Shareholders' Equity
Current Liabilities:
  Loan payable................................... $      --       $     688
  Payable to Finova Capital......................       968             865
  Current portion of capital lease obligations...       158             121
  Accounts payable...............................     1,631           1,138
  Accrued expenses and other.....................     1,874           1,134
  Warranty.......................................       746             571
  Customer deposits, advances and other credits..        69             210
                                                     ------          ------
                                                      5,446           4,727

Capital lease obligations, net of current                67              45
portions.........................................
Deferred rent....................................        17               4
                                                     ------          ------
                                                      5,530           4,776
Shareholders' Equity:
  Preferred Stock, $0.01 par value per share,
  Authorized, 3,000,000 shares; None issued
  and outstanding, at December 31, 1999 and
  September 30, 2000, respectively...............        --             --
  Common stock, $0.01 par value per share,
   Authorized, 50,000,000 shares; Issued and
   outstanding,  11,341,318 shares and 11,522,971
   shares at December 31, 1999 and September 30,
   2000, respectively............................       113           115
  Capital in excess of par value - common .......    26,374        26,658
  Accumulated Deficit............................   (8,786)       (13,981)
                                                    -------       -------
                                                     17,701        12,792
                                                    -------       -------
     Total Liabilities and Shareholders' Equity.. $  23,231     $  17,568
                                                  =========     =========

               See notes to consolidated financial statements.


                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                          For the Three Months       For the Nine Months
                                           Ended September 30,        Ended September 30,
                                           -------------------       -------------------
                                           1999           2000        1999         2000
                                           ----           ----        ----         ----


Net sales......................      $   11,737      $    4,429  $   30,079  $   13,069

Cost of sales..................           8,114           3,283      20,317       8,932
                                     ----------      ----------     -------     -------

  Gross profit.................           3,623           1,146       9,762       4,137

Operating expenses:
  Selling, general &                      2,466           2,647       7,514       8,153
administrative.................
  Research & development.......             488             373       1,415       1,352
                                     ----------      ----------     -------     -------

Operating  income (loss).......             669         (1,874)         833     (5,368)

  Net interest income..........            (32)            (41)       (149)       (173)
                                     ----------      ----------     -------     -------

Net income (loss)..............      $      701      $  (1,833)     $   982     $(5,195)
                                     ----------      ----------     -------     --------
Earnings (loss) per share:

Net income (loss)  per common        $     0.06      $    (.16)     $  0.09     $ (.45)
share - basic..................       ==========      ==========     =======     =======

Earnings (loss) per common
share-assuming dilution:

Net income (loss) per common         $     0.06      $    (.16)     $  0.08     $ (.45)
share - diluted................      ==========      ==========     =======     =======

Weighted average number of
common shares - basic..........          11,066          11,523      11,041      11,479
                                     ==========      ==========     =======     =======
Weighted average number of
common and common equivalent shares      12,274          11,523      11,828      11,479
- diluted.........................   ==========      ==========     =======     =======


                    See notes to consolidated financial statements.



                                   ECCS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                   1999           2000
                                                                   ----           ----
Cash flows from operating activities:
  Net  income (loss)..................................       $      982       $ (5,195)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization......................            1,070          1,344
   (Decrease) increase in accounts receivable.........             (897)         1,952
   Increase in inventories............................           (1,704)          (554)
   Increase in prepaid expenses and other.............             (119)          (164)
   Increase (decrease)in accounts payable, accrued liab.,           508         (1,421)
   deferred rent and other............................
   (Decrease) increase in customer deposits, advances and
   other credits......................................              (37)           141
                                                                 -------         ------
Net cash used in operating activities.................             (197)        (3,897)
                                                                 -------         ------

Cash flows from investing activities:
  Additions to property, plant and equipment..........             (452)          (400)
  Additions to capitalized software...................             (760)        (1,134)
                                                                 -------         ------
Net cash used in investing activities.................           (1,212)        (1,534)
                                                                 -------         ------
Cash flows from financing activities:
  Borrowings under revolving credit agreement.........           14,263         13,495
  Repayments under revolving credit agreement.........          (14,263)       (12,807)
  Decrease in payable to Finova Capital...............             (535)          (103)
  Repayment of long term debt, capital lease
  obligations.........................................              (55)           (59)
  Net proceeds from exercise of employee stock options
  and issuance of common stock........................              119            286
                                                                -------        -------
Net cash (used in) provided by financing activities...             (471)           812
                                                                -------        -------
Net decrease in cash and cash equivalents.............           (1,880)        (4,619)

Cash and cash equivalents at beginning of period......            5,374          7,993
                                                                -------        -------
Cash and cash equivalents at end of period............      $     3,494      $   3,374
                                                            ===========      =========
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
   Interest...........................................      $       92       $    117
                                                            ==========       ========

                    See notes to consolidated financial statements.


                                      -4-

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (Information for September 30, 1999 and September 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)

NOTE 1 - BASIS OF PRESENTATION

     The information presented for September 30, 1999 and September 30, 2000, and for the three month and nine month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000, the results of its operations for the three-month and nine-month periods ended September 30, 1999 and September 30, 2000, and its cash flows for the nine-month periods ended September 30, 1999 and September 30, 2000. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (Information for September 30, 1999 and September 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


     (b) Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

     (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:


                                                    December 31,   September 30,
                                                      1999             2000
                                                      ----             ----
                                                                    (unaudited)
Purchased parts..................................$    1,497       $   1,964
Finished goods...................................     5,047           5,359
                                                      -----           -----
                                                      6,544           7,323
      Less: inventory valuation reserve..........       974           1,199
                                                      -----           -----
                                                 $    5,570       $   6,124
                                                 ==========       =========

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

     (f) Software Development Costs

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $411 and $537 for the nine-month periods ended September 30, 1999 and September 30, 2000, respectively. At December 31, 1999, the Company had capitalized $4,736 of software

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (Information for September 30, 1999 and September 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


development costs of which, $366 has been written off and $2,580 has been amortized. As of September 30, 2000, the Company had capitalized $5,870 of software development costs of which $366 has been written off and $3,117 has been amortized.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing sales. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 is required to be implemented no later than the fourth fiscal quarter of 2000.

     (i) Warranty

     Estimated future warranty obligations related to ECCS products are provided by charges to operations in the period the related revenue is recognized.

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (Information for September 30, 1999 and September 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


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

NOTE 3 - LEGAL PROCEEDINGS

     In late January 2000, the Company received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. The Company has been and intends to continue cooperating with the investigation and is complying fully, and intends to continue to comply fully, with the subpoena. The Company sells computer products to companies which are used by the Federal government to supply computer products to the U.S. Air
Force. In addition, subpoenas have been received by several employees of the Company, including certain officers, who are expected to testify before the grand jury. Not all of such testimony has been provided. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including the Company), and other companies, with companies that provide product and product-related services to the U.S. Air Force. The Company understands that the government's inquiry includes a review of the conduct of such companies and their

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (Information for September 30, 1999 and September 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


officers and employees. The Company believes that it has not violated any federal laws in connection with the Company's sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which the Company sells products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. The Company is referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to the Company for fictitious services to the U.S. Air Force that were never provided and passed such payments along to coconspirators. The Information also states that one of the coconspirators caused the Company "to pay a kickback of $500 for each unit sold to the Air Force, with the proceeds going to the benefit of Coconspirators." The Company is not identified as a coconspirator in the Information. The Company believes that it had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by it to KKP Corp. were properly authorized; and that the Company has not violated any federal laws in connection with the Company's sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the Air Force in procuring computer-related products and other related parties were indicted on multiple federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including the Company, to the U.S. Air Force. The defendants in the Indictment appear to be the coconspirators referred to in the Information. The Company is referred to in the Indictment in terms similar to the Information. The Company believes that it had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by it to any of the defendants in the Indictment were properly authorized; and that the Company has not violated any federal laws in connection with the Company's sale of computer products which were ultimately received by the U.S. Air Force.

NOTE 4 - CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine.

     On October 19, 2000, the Company filed with the Securities and Exchange Commission a preliminary proxy statement pursuant to which the Company intends to solicit shareholder approval at a Special Meeting of Shareholders of the Company scheduled to be held on November 20, 2000 for (a) a private placement pursuant to which the Company shall issue up to 5,714,286 shares of 6% Cumulative Convertible Preferred Stock, Series A, representing approximately 50% of the issued and outstanding equity

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (Information for September 30, 1999 and September 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


securities of the Company immediately prior to such issuance and (b) an amendment to the Certificate of Incorporation of the Company to increase the Company's authorized shares of Preferred Stock from 3,000,000 to 9,000,000, of which 5,714,286 shall be designated 6% Cumulative Convertible Preferred Stock, Series A. In connection with such private placement, the Company is seeking to raise up to $10,000 in aggregate gross proceeds. The per share purchase price is estimated to be $1.75 which is subject to change depending on various factors, including the market price for the Company's Common Stock and negotiations with purchasers.

     It is contemplated that the Series A Preferred Stock will have certain cumulative dividends and other rights and preferences, including, certain liquidation preferences and a right of first offer on certain securities issued by the Company.

NOTE 5 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Sales to the U.S. Air Force through Federal integrators were $4,060, or 31%, for the nine-months ended September 30, 2000. Sales to the U.S. Air Force through Federal integrators for the nine-months ended September 30, 2000 decreased by approximately 78% as compared to such sales for the nine-months ended September 30, 1999.

NOTE 6 - FACTORING FACILITY

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. Our obligations under such agreement are collateralized by substantially all of our assets. On June 16, 2000, the Company signed an amendment to the Factoring Agreement between Bank of America and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as amended, the Factoring Agreement remains unchanged. As of September 30, 2000, the balance outstanding under this full recourse factoring facility was $688.

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

                                   ECCS, Inc.
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
    (Information for September 30, 1999 and September 30, 2000 is unaudited)
               (Dollars in Thousands except Per Share Information)


amount of the line was returned to $2,000 and the line was extended through January 31, 2001. On April 17, 2000, Finova announced that it had approved a permanent increase of $2,000, raising the total amount of funds available to the Company under the general line of credit to $4,000.

     The Company uses its line of credit with Finova to augment its purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that the Company has drawn under such general line of credit has been approximately $3,295 as the Company was permitted to exceed the line of credit by $295. As of September 30, 2000, the Company had a balance of $865 outstanding under this credit line, and available credit under such line towards future inventory purchases was $3,135.

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

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. Our direct sales force concentrates on sales to e-commerce and other commercial end users, and the U.S. Air Force and other Federal government end users. Our direct sales force also recruits Value Added Resellers ("VARs") and assists them in their sales to commercial end users. During the three years prior to 1998, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys Corporation and Tandem Computers, Inc. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 1999. We do not expect sales to these alternate channel partners to constitute a significant part of our net sales in 2000.

     Although our product development efforts are focused on commercial end users, we believe that several of our products under development could attract the interest of large data users and alternate channel partners, including Original Equipment Manufacturers ("OEMs"), as the significant software component of these products will allow them to be easily integrated into other storage solutions. We are presently undertaking a software development effort to create a file-aware storage architecture for our future products. File-aware storage products possess embedded intelligence that obviates the need for a server which, in turn, provides for increased performance and lower costs. Our software-based implementation of a file-aware storage architecture will also incorporate our fault tolerance expertise, allow users to integrate our products with those from other vendors and provide for the migration of our storage to DAS, NAS and SAN architectures as a customer requires. We believe our planned software-based offering provides many features and capabilities not currently available in the storage marketplace.

     On June 13, 2000, we introduced SANStar, a network storage engine that unifies disparate data, including NAS and SAN, for full, secure, file-aware storage, delivering continuous access to shared data files and programs. The SANStar architecture gives users access to data and files stored throughout their networks because it operates within different networks, including SAN and NAS, as well as DAS, and works within numerous environments such as Windows NT, UNIX and Linux, all at the same time.

     We anticipate that the commercial sector will continue to be our fastest growing sales channel. Sales to commercial customers grew from $7,860 or 26% of total sales in the nine month period ended September 30, 1999 to $8,582 or 66% of total sales in the nine month period ended September 30, 2000. In the nine months ended September 30, 2000, our sales to e-commerce companies increased by approximately 7% as compared to the nine months ended September 30, 1999. Such sales constituted 38% of all sales to commercial customers in the nine months ended September 30, 2000. We anticipate that sales to e-commerce customers will grow rapidly as the data storage needs of these companies expand and we develop our direct sales channel to target this market.

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage or network marketplace, competition between us and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology, changes in customer buying patterns and the results of the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

      Three Months Ended September 30, 1999 and 2000
      ----------------------------------------------

      Net Sales
      ---------

     Net sales decreased by approximately $7,308, or 62%, in the three months ended September 30, 2000 as compared to net sales in the three months ended September 30, 1999. Sales of our fault tolerant enterprise storage solutions accounted for 94% and 85% of net sales in the quarters ended September 30, 1999 and 2000, respectively. Other revenues, including revenues derived from services, accounted for 6% and 15% of net sales in the quarters ended September 30, 1999 and 2000, respectively. The decrease in net sales in the 2000 period resulted primarily from lower sales to the U.S. Air Force through Federal integrators, lower sales to alternate channel partners, and a decrease in sales to commercial customers.

      Sales to our commercial customers decreased by approximately $2,169, or 48%, in the three months ended September 30, 2000 as compared to net sales in the three months ended September 30, 1999. Such decrease reflects the deferment of sales from the Company's end-user customers pending the introduction of SX3000 and SANStar products.

     Sales to the U.S. Air Force through Federal integrators were $1,959 for the three months ended September 30, 2000, and decreased by approximately $4,255, or 68%, as compared to the corresponding period in 1999. Such sales accounted for approximately 53% and 44% of net sales in the quarters ended September 30, 1999 and 2000, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force could continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to alternate channel partners decreased by approximately $884, or 91%, in the three months ended September 30, 2000 as compared to such sales in the three months ended September 30, 1999. Such sales accounted for approximately 8% and 2% of net sales in the quarters ended September 30, 1999 and 2000, respectively. Such decrease represents a decrease in sales to Unisys of approximately $857 combined with a $27 decrease in sales to Tandem.

     Gross Profit
     ------------

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. Our gross profit decreased by approximately $2,477 in the three months ended September 30, 2000 to approximately $1,146 from $3,623 in the three months ended September 30, 1999. Such decrease in gross profit is due primarily to the lower sales to the U.S. Air Force through Federal integrators and alternate channel partners, combined with a decrease in sales to commercial customers. In the three months ended September 30, 2000, the gross margin percentage was 26% as compared to 31% in the same period in 1999.

     Operating Expenses
     ------------------

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses increased as a percentage of net sales representing 21% and 60% for the three months ended September 30, 1999 and 2000, respectively. Such percentage increase represents a lower level of revenue in 2000 combined with certain SG&A costs that have increased over the same period in 1999. SG&A expenses increased by $181 to $2,647 in the three months ended September 30, 2000 from $2,466 in the three months ended September 30, 1999. Such increase was primarily due to the hiring of additional sales and marketing personnel. In addition, we incurred approximately $140 in legal fees associated with the Federal investigation. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 71% and 60% of such expenses for the three months ended September 30, 1999 and September 30, 2000, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses decreased in the three months ended September 30, 2000 by $115, or 24%, from $488 in the corresponding period in 1999. Such expenditures, before offsetting amounts to be capitalized in accordance with SFAS No. 86, represented $676 and $745 for the three months ended September 30, 1999 and 2000, respectively. Research and development expenses for the third quarter of 2000 represented approximately 8% of our net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 17% of our net sales. Research and development expenses are anticipated to increase in the near future to enable the Company to update and expand upon its existing product offerings.

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

     Net Interest (Income)Expense
     ----------------------------

     Net interest income was $32 and $41 for the three months ended September 30, 1999 and September 30, 2000, respectively.

     Nine Months Ended September 30, 1999 and 2000
     ---------------------------------------------

     Net Sales
     ---------

     Net sales decreased by approximately $17,010, or 57%, in the nine months ended September 30, 2000 as compared to net sales in the nine months ended September 30, 1999. Sales of our fault tolerant enterprise storage solutions accounted for 96% and 85% of net sales in the nine months ended September 30, 1999 and September 30, 2000, respectively. Other revenues, including services, accounted for 4% and 15% of net sales in the nine months ended September 30, 1999 and September 30, 2000, respectively. The decrease in net sales in the 2000 period resulted primarily from lower sales to the U.S. Air Force through Federal integrators, lower sales to alternate channel partners, offset by an increase in sales to commercial customers.

     Sales to our commercial customers increased by approximately $722, or 9%, in the nine months ended September 30, 2000 as compared to net sales in the nine months ended September 30, 1999. Such increase reflects the shift in our sales and marketing focus to direct sales and the resulting success of sales into the e-commerce market. Such sales accounted for approximately 25% and 10% of total net sales in the nine months ended September 30, 1999 and September 30, 2000, respectively.

     Sales to the U.S. Air Force through Federal integrators were $4,060 for the nine months ended September 30, 2000, and decreased by approximately $14,683, or 78%, as compared to the corresponding period in 1999. Such sales accounted for approximately 62% and 31% of net sales in the nine months ended September 30, 1999 and September 30, 2000, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force could continue to comprise a significant portion of our net sales. Fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to alternate channel partners decreased by approximately $3,049, or 88%, in the nine months ended September 30, 2000 as compared to such sales in the nine months ended September 30, 1999. Such sales accounted for approximately 12% and 3% of net sales in the nine months ended September 30, 1999 and 2000, respectively. Such decrease represents a decrease in sales to Unisys of approximately $2,419 combined with a $629 decrease in sales to Tandem.

     Gross Profit
     ------------

     Our gross profit decreased by approximately $5,625 in the nine months ended September 30, 2000 to approximately $4,137 from $9,762 in the nine months ended September 30, 1999. Such decrease in gross profit is due primarily to the lower sales to the U.S. Air Force through Federal integrators and alternate channel partners, offset in part by an increase in sales to commercial customers. In the nine months ended September 30, 2000, the gross margin percentage was 32% as compared to 33% in the same period in 1999.

     Operating Expenses
     ------------------

     SG&A expenses increased as a percentage of net sales from 25% for the nine months ended September 30, 1999 to 62% for the nine months ended September 30, 2000. Such percentage increase represents a lower level of revenue in 2000 combined with certain SG&A costs that have increased over the same period in 1999. SG&A expenses increased by $639 to $8,153 in the nine months ended September 30, 2000 from $7,514 in the nine months ended September 30, 1999. Such increase was primarily due to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market the Company's current and new products offerings. In addition, we incurred approximately $194 associated with proposed financing activities, and approximately $446 in legal and audit fees associated with the Federal investigation. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 71% and 60% of such expenses for the nine months ended September 30, 1999 and September 30, 2000, respectively.

     Research and development expenses decreased in the nine months ended September 30, 2000 by $63, or 4%, from the corresponding period in 1999. Such expenditures before offsetting amounts capitalized in accordance with SFAS No. 86 represented $1,922 and $2,281 for the nine months ended September 30, 1999 and September 30, 2000, respectively. This increase is due primarily to an increase in engineering staff associated with our efforts to create a fault-tolerant file-aware storage architecture for our future products. Research and development expenses in the nine months ended September 30, 2000 represented approximately 10% of our net sales and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 18% of our net sales. Research and development expenses are anticipated to increase in the near future to enable the Company to update and expand upon its existing product offerings.

     Net Interest (Income) Expense
     -----------------------------

     Net interest income was $149 and $173 for the nine months ended September 30, 1999 and September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On September 30, 2000, our cash balance was approximately $3,374.

     Net cash used in operating activities was $197 and $3,897 for the nine months ended September 30, 1999 and September 30, 2000, respectively. Such use of cash in 2000 resulted primarily from the net loss from operations, in addition to an increase in inventories and prepaid expenses, coupled with a decrease in accounts payable, accrued liabilities, deferred rent and other expenses. Such use of cash was offset in part by depreciation and amortization and a decrease in accounts receivable.

     We used $452 and $400 for the acquisition of equipment by direct purchase during the nine months ended September 30, 1999 and September 30, 2000, respectively. Such expenditures in 2000 primarily consisted of computer equipment associated with our research and development efforts. Total capital expenditures for 2000 are expected to be approximately $600, although the full amount is not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding. Net activities under our revolving credit agreement were zero for the nine months ended September 30, 1999 and were net borrowings of $688 for the nine months ended September 30, 2000.

     Net cash used in financing activities for the nine months ended September 30, 1999 was $471. Such use was primarily caused by payments to Finova Capital offset by net proceeds received from the exercise of employee stock options and the issuance of common stock. Net cash provided by financing activities for the nine months ended September 30, 2000 was $812. Such cash was generated by net proceeds from the exercise of employee stock options and issuance of common stock, coupled with net borrowings received under the Company's revolving credit agreement with Bank of America offset in part by payments to Finova Capital and repayment of capital lease obligation.

     Our working capital was $14,200 and $9,051 at December 31, 1999 and September 30, 2000, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. Our obligations under such agreement are collateralized by substantially all of our assets. As of September 30, 2000, our balance outstanding under this full recourse factoring facility was $688. On June 16, 2000, the Company signed an amendment to the Factoring Agreement between Bank of America and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as amended, the Factoring Agreement remains unchanged.

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

     We use our line of credit with Finova to augment our purchasing ability with various vendors. The maximum amount, during the preceding twelve months, that we have drawn under such general line of credit has been approximately $3,295 as the Company was allowed to exceed the line of credit by $295. As of September 30, 2000, we had a balance of $865 outstanding under this credit line, and available credit under such line towards future inventory purchases was $3,135.

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

     On October 19, 2000, the Company filed with the Securities and Exchange Commission a preliminary proxy statement pursuant to which the Company intends to solicit shareholder approval at a Special Meeting of Shareholders of the Company scheduled to be held on November 20, 2000 for (a) a private placement pursuant to which the Company shall issue up to 5,714,286 shares of 6% Cumulative Convertible Preferred Stock, Series A, representing approximately 50% of the issued and outstanding equity securities of the Company immediately prior to such issuance and (b) an amendment to the Certificate of Incorporation of the Company to increase the Company's authorized shares of Preferred Stock from 3,000,000 to 9,000,000, of which 5,714,286 shall be designated 6% Cumulative Convertible Preferred Stock, Series A. In connection with such private placement, the Company is seeking to raise up to $10,000 in aggregate gross proceeds. The per share purchase price is estimated to be $1.75 which is subject to change depending on various factors, including the market price for the Company's Common Stock and negotiations with purchasers.

     Subject to the risks discussed in this Quarterly Report on Form 10-Q, we believe that our existing available cash, credit facilities, proceeds from the proposed private placement of preferred stock described above and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in the next 12 months. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. Inability to improve operating results may require the Company to seek equity financing, which, if required, would cause dilution to our current stockholders. There can be no assurance that the shareholders will approve the proposed private placement or that the financing will be available, if at all, on terms acceptable to us.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS.

     In late January 2000, the Company received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. The Company has been and intends to continue cooperating with the investigation and is complying fully, and intends to continue to comply fully, with the subpoena. The Company sells computer products to companies which are used by the Federal government to supply computer products to the U.S. Air
Force. In addition, subpoenas have been received by several employees of the Company, including certain officers, who are expected to testify before the grand jury. Not all of such testimony has been provided. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including the Company), and other companies, with companies that provide product and product-related services to the U.S. Air Force. The Company understands that the government's inquiry includes a review of the conduct of such companies and their officers and employees. The Company believes that it has not violated any federal laws in connection with the Company's sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which the Company sells products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. The Company is referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to the Company for fictitious services to the U.S. Air Force that were never provided and passed such payments along to coconspirators. The Information also states that one of the coconspirators caused the Company "to pay a kickback of $500 for each unit sold to the Air Force, with the proceeds going to the benefit of Coconspirators." The Company is not identified as a coconspirator in the Information. The Company believes that it had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by it to KKP Corp. were properly authorized; and that the Company has not violated any federal laws in connection with the Company's sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the Air Force in procuring computer-related products and other related parties were indicted on multiple federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including the Company, to the U.S. Air Force. The defendants in the Indictment appear to be the coconspirators referred to in the Information. The Company is referred to in the Indictment in terms similar to the Information. The Company believes that it had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by it to any of the defendants in the Indictment were properly authorized; and that the Company has not violated any federal laws in connection with the Company's sale of computer products which were ultimately received by the U.S. Air Force.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     At the Annual Meeting of Shareholders of the Company, held on June 22, 2000, the shareholders of the Company approved a proposal to amend the Certificate of Incorporation of the Company to increase the authorized Common Stock from 20,000,000 shares to 50,000,000 shares. On September 19, 2000, the Company filed with the Secretary of State of the State of New Jersey a
Certificate of Amendment to the Restated and Amended Certificate of Incorporation, thereby increasing the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares.

ITEM 5. OTHER INFORMATION (DOLLARS IN THOUSANDS).

     On October 19, 2000, the Company filed with the Securities and Exchange Commission a preliminary proxy statement pursuant to which the Company intends to solicit shareholder approval at a Special Meeting of Shareholders of the Company scheduled to be held on November 20, 2000 for (a) a private placement pursuant to which the Company shall issue up to 5,714,286 shares of 6% Cumulative Convertible Preferred Stock, Series A, representing approximately 50% of the issued and outstanding equity securities of the Company immediately prior to such issuance and (b) an amendment to the Certificate of Incorporation of the Company to increase the Company's authorized shares of Preferred Stock from 3,000,000 to 9,000,000, of which 5,714,286 shall be designated 6% Cumulative Convertible Preferred Stock, Series A. In connection with such private placement, the Company is seeking to raise up to $10,000 in aggregate gross proceeds. The per share purchase price is estimated to be $1.75 which is subject to change depending on various factors, including the market price for the Company's Common Stock and negotiations with purchasers.

     It is contemplated that the Series A Preferred Stock will have certain cumulative dividends and other rights and preferences, including, certain liquidation preferences and a right of first offer on certain securities issued by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          3 Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company filed with the State of New Jersey on September 19, 2000.

          11   Calculation of Earnings Per Share

          27   Financial Data Schedule for the period ended September 30, 2000.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ECCS, Inc.



Date:  November 3, 2000                  By:     /s/ Gregg M. Azcuy
                                              --------------------------
                                               Gregg M. Azcuy, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)



Date:  November 3, 2000                   By:     /s/ Louis J. Altieri
                                              --------------------------
                                               Louis J. Altieri, Vice President,
                                               Finance and Administration
                                               (Principal Financial and
                                               Accounting Officer)

                                    EXHIBIT 3

                         CERTIFICATE OF AMENDMENT TO THE

                RESTATED AND AMENDED CERTIFICATE OF INCORPORATION

                                  OF ECCS, INC.

     Pursuant to Section 14A:9-4 of the New Jersey Business Corporation Act, the undersigned corporation executes this Certificate of Amendment to its Restated and Amended Certificate of Incorporation.

     1. The name of the corporation is ECCS, Inc. (the "Corporation").

     2. The first paragraph of Article IV of the Corporation's Restated and Amended Certificate of Incorporation is amended to read in its entirety as follows:

     "IV. Authorized Capital. The total number of shares of all classes of stock which the Corporation shall have authority to issue is fifty three million (53,000,000) shares. The Corporation is authorized to issue two classes of stock designated "Common Stock" and "Preferred Stock", respectively. The total number of shares of Common Stock authorized to be issued by the Corporation is fifty million (50,000,000), each such share of Common Stock having a par value of $.01. The total number of shares of Preferred Stock authorized to be issued by the Corporation is three million (3,000,000), each such share of Preferred Stock having a par value of $.01. Such shares of Preferred Stock shall be undesignated Preferred Stock."

     3. The foregoing amendment to the Restated and Amended Certificate of Incorporation of the Corporation was adopted by the shareholders of the Corporation at a meeting of such shareholders held on June 22, 2000.

     4. The number of shares of the Corporation entitled to vote on the amendment was 11,509,768 shares of Common Stock. 10,661,259 of such shares voted for the foregoing amendment. 257,068 of such shares voted against the foregoing amendment. 19,443 of such shares abstained from voting on the foregoing amendment.

     IN WITNESS WHEREOF, this Certificate of Amendment is made this 10th day of July, 2000.

ATTEST:                                         ECCS, INC.



By: David J. Sorin                          By: Gregg M. Azcuy
    -------------------------                   -----------------------------
    David J. Sorin, Secretary                   Gregg M. Azcuy, President and
                                                  Chief Executive Officer



                                   EXHIBIT 11

                        Calculation of Earnings per Share
                  (In Thousands, except for per Share Amounts)

                                            Three Months            Nine Months
                                        Ended September 30,     Ended September 30,
                                          1999       2000        1999        2000
                                          ----       ----        ----        ----
Numerator:

Net income (loss) ..................    $  701    $ (1,833)     $ 982    $ (5,195)
Preferred stock dividends...........        --          --         --          --
                                         -----       -----      -----       -----

Numerator for basic earnings (loss)
per share - income (loss) available
to common shareholders...............      701      (1,833)       982      (5,195)

Effect of dilutive securities:

Preferred stock dividends...........        --          --         --          --
Interest on unpaid preferred stock
dividends...........................        --          --         --          --
                                         -----       -----      -----       -----
Numerator for dilutive earnings
loss per share - income (loss)
available to common shareholders
after assumed conversion...........    $   701    $ (1,833)     $ 982    $ (5,195)

Denominator:

Denominator for basic earnings (loss)
per share - weighted-average
shares.............................     11,066      11,523     11,041      11,479

Effect of dilutive securities:

Employee stock options and warrants.        --          --         --          --
Convertible preferred stock.........        --          --         --          --
                                         -----       -----      -----       -----
                                            --          --         --          --
Dilutive potential common shares
Denominator for diluted earnings
(loss) per share - Adjusted
weighted-average shares and assumed
conversion..........................    12,274      11,523     11,828      11,479
                                        ======      ======     ======      ======

Basic earnings (loss) per share.....  $   0.06    $   (.16)  $   0.09     $  (.45)
                                      ========    ========   ========     =======

Diluted earnings (loss) per share...  $   0.06    $   (.16)  $   0.08     $  (.45)
                                      ========    ========   ========     =======