Form 10-K
period 2000-12-31
ECCS INC
filed 2001-03-30
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -------------

                         Commission file number 0-21600
                                   ECCS, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         New Jersey                                       22-2288911
----------------------------                    --------------------------------
      (State or Other                           (I.R.S. Employer Identification
      Jurisdiction of                                        No.)
      Incorporation or
       Organization)

One Sheila Drive, Tinton Falls, New Jersey                         07724
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (732) 747-6995
                             (Registrant's telephone
                             number, including area
                                      code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------

----------------------------           -----------------------------------------

----------------------------           -----------------------------------------

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

                  Yes:     X                 No:
                       ----------                ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $5,972,435 at February 28, 2001 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2001:

Class                                            Number of Shares
-----                                            ----------------

Common Stock, $.01 par value                        11,562,540

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     TABLE OF CONTENTS
                                     -----------------

         Item                                                          Page
         -----                                                         ----

PART I   1.  Business................................................    2

         2.  Properties..............................................   20

         3.  Legal Proceedings.......................................   20

         4.  Submission of Matters to a Vote of Security Holders.....   21

PART II  5.  Market For the Company's Common Equity and Related
             Shareholder Matters.....................................   22

         6.  Selected Consolidated Financial Data....................   24

         7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................   25

         7A. Quantitative and Qualitative Disclosures About Market Risk 34

         8.  Financial Statements and Supplementary Data.............   34

         9.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.....................   34

PART III 10. Directors and Executive Officers of the Company.........   35

         11. Executive Compensation..................................   35

         12. Security Ownership of Certain Beneficial Owners
             and Management..........................................   35

         13. Certain Relationships and Related Transactions..........   35

PART IV  14. Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K.................................   35

SIGNATURES   ........................................................   37

EXHIBIT INDEX........................................................   39

FINANCIAL STATEMENTS.................................................   F-1

                           FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. ECCS, Inc.'s ("ECCS," the "Company" or "We") actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: the Company's liquidity and capital resources, component quality and availability, changes in business conditions, changes in ECCS' sales strategy and product development plans, changes in the data storage or network marketplace, competition between ECCS and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of ECCS' open systems products, delays in the development of new technology, and changes in customer buying patterns.


     Explanatory Note: All dollar amounts, other than per share amounts, are in thousands.

                                     PART I

Item 1. Business.


GENERAL

     We design, manufacture, sell and support fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. Our products include high performance, fault tolerant storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems and our Raven family of integrated solutions with Sun processors and storage. Our fault tolerant enterprise storage solutions address all three storage markets: Direct Attached Storage ("DAS"), in which the storage device is connected directly to a server; Network Attached Storage ("NAS"), in which the storage device is installed on a network; and Storage Area Network ("SAN"), in which the storage device is used in a specialized network. These connectivity options provide our customers the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, customers can migrate their existing storage investments to different connectivity options. We believe our products reduce the total cost of ownership of data storage by allowing end users to use the products across various operating systems.

     A number of products resulted from our product development efforts over the last five years, including our Synchronix and Synchronection product lines. Today, we are a manufacturer of high performance, highly scalable, fault tolerant data storage solutions. Our direct sales force concentrates on sales to commercial end users and Federal government end users. Our direct sales force also works with selected Value Added Resellers ("VARs") and assists them in their sales to commercial end users. During the three years prior to 1998, we had focused our sales and marketing efforts through our primary alternate channel partners and OEMs like Unisys Corporation and Tandem Computers, Inc. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 1999 and 2000. We do not expect sales to these alternate channel partners to constitute a significant part of our net sales in fiscal 2001.

     In January 2000, we introduced Synchronix SAN, an enterprise storage solution for the SAN architecture. This new product combines Fibre Channel switched fabric and SAN management with the fault tolerant features found in our Synchronix storage products. We believe that companies' growing storage demands will lead them increasingly to consider SAN products.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The SANStar product did not account for any revenues to date but represented a substantial portion of engineering costs which were capitalized in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

     In September 2000, we introduced the Synchronix 3000, our high performance fault-tolerant data storage engine that delivers tremendous speed, storage capacity, data protection and storage management, along with the advantages of full-fibre connectivity. The Synchronix 3000 offers enhanced RAID technology and can become the central data storage for different networks, including DAS, NAS and SAN. We strive to configure solutions that meet the needs of its customers. At times this includes the incorporation of third party products to complete the solution.

     In response to competitive and financial pressures, during the first quarter of 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers have agreed to salary reductions.

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

     - DAS - Storage devices that are directly attached to the host computer. These storage devices are dedicated to and accessed through the host computer;

     - NAS - Storage devices that are connected to a local or wide area network. NAS devices incorporate their own processing power in order to store and retrieve data. NAS storage devices allow more than one host server and users of different operating systems to access data; and

     - SAN - Storage devices that are connected to an additional, specialized, high speed network, dedicated to providing I/O. The use of a SAN offloads a significant amount of data traffic and overhead from the local or wide area network, resulting in improved overall network performance. SAN storage devices enable users on one operating system to access data stored on a different type of operating system. We believe that Fibre Channel technology is the preferred implementation technology for SAN storage.

The ECCS Approach
-----------------

     We believe that our enterprise storage solutions appeal to the market by providing an enhanced combination of performance and features, which we expect to deliver increasingly through software-based product offerings. The following are the key attributes of our approach:

     - RANGE OF MIGRATABLE SOLUTIONS. We offer a range of products to operate in DAS, NAS and SAN environments which allows our customers to utilize the storage architecture that best suits their requirements. As the data storage needs of our customers expand and evolve, our comprehensive solutions can be redeployed from one environment to another, thereby protecting a customer's storage investment.

     - SCALABILITY. Our products provide maximum scalability as a customer's needs change by using a modular approach in designing and configuring our storage solutions. Customers can purchase from 100 gigabytes to multiple terabytes, adding storage capacity as required. This scalability allows us to provide solutions for a broad range of storage requirements, from low capacity users to enterprise-wide environments.

     - COMPETITIVE PRICING. Our products generally provide end users with the same features as similar solutions, but at a lower cost. In addition, our modular product approach offers customers more attractive initial entry costs.

     - ENHANCED DATA AVAILABILITY. Our products enhance data availability by offering array-based failover, fault tolerance, multiple host connectivity across various Open Systems platforms, on-line firmware upgrades, on-line systems maintenance and hot-swappable component replacement.

     - HIGH LEVEL OF I/O PERFORMANCE. Our products provide a high level of I/O performance by using (i) multiple RAID (redundant array of independent disks) levels that possess varying performance characteristics, (ii) larger cache sizes to improve speed and (iii) solid state disks for dedicated memory for frequently accessed information.

     - ENHANCED DATA ADMINISTRATION CAPABILITIES. Our products utilize an intuitive, customizable GUI (graphical user interface) which allows for the remote monitoring and management of virtually all functions, including system configuration, cache policies and data rebuild upon system failure. These features allow for the management of data by both sophisticated and unsophisticated users. Our products also provide automatic notification of system errors via a "call home" feature that automatically notifies our customer service personnel by e-mail and paging.

STRATEGY

     Our objective is to further establish and solidify our position in the rapidly growing Open Systems storage market. Our strategic focus centers around serving users whose mission critical applications require high performance and high reliability storage products. We intend to establish ECCS as the data storage solution of choice for companies with growing and increasingly complex data needs. Our strategy incorporates the following key elements:

     - FOCUS OUR DIRECT SALES CHANNEL. To better address commercial customers and Federal markets, we intend to refine and expand our direct sales team where needed. Our direct sales force also assists selected VARs in their sales efforts with commercial customers. We believe that a well trained and effective direct sales force will enable us to offer consultative sales and better address customer needs for the markets we serve as well as identify current and future end user needs and enhance opportunities for follow-on sales.

     - TARGET COMMERCIAL CUSTOMERS WITH GROWING STORAGE REQUIREMENTS. We intend to concentrate our sales efforts on commercial customers with data intensive applications and data rich computing environments. Within the commercial end user market, we will target companies conducting e-commerce.

     - SUPERIOR PRE-SALE AND POST-SALE SUPPORT. We have significant technical resources available to assist the sales team and customers in designing and implementing specific data storage solutions needed by the customer. We believe our superior support and service enhances our ability to identify and satisfy our customers' needs.

     - TECHNOLOGICAL EDGE. We believe that we possess substantial technical expertise gained through years of internal research and development, particularly in the area of fault tolerant enterprise storage solutions. We hold several patents on our RAID controller. We intend to improve upon our current product offerings as well as develop or obtain new products for data storage.

     - REDUCE TOTAL COST OF OWNERSHIP. We believe we deliver solutions that reduce the total cost of ownership of data storage. Such cost includes the purchase price and maintenance and management costs over one year. Our competitively priced, high performance enterprise storage solutions are scalable and migratable across various operating systems. A customer can further protect its storage investment by redeploying our solutions to and from NAS, DAS and SAN environments.

PRODUCTS AND TECHNOLOGY

     Our core technology provides data-intensive environments with protection against the loss of critical data and provides the performance and reliability characteristics of more expensive solutions at a more competitive price. Our products offer users:

     - the ability to deploy in major Open Systems-based networks, such as NT, UNIX and Linux;

     -    scalable storage capacity;

     -    fault tolerance;

     -    fast data transfer rates; and

     -    ease of storage system management.

Our families of products include the following:

Synchronix 2000 is our DAS product offering. The major features of Synchronix include:

     -    support for multiple levels of RAID;

     -    scalable to multiple terabytes;

     - array-based failover which allows failover without disruption of the host server;

     - fault tolerance due to fully redundant and hot swappable active components;

     -    active/active   controllers   processing  data  simultaneously   which
          enhances performance and protects against system failure;

     - graphical user interface that provides access to all operational, maintenance and monitoring functions; and

     - event notification or "call home" features that automatically notifies our customer service personnel of any system failure or problem.

Synchronix 3000 is our fault-tolerant data storage engine introduced in September 2000 that delivers superior performance in speed, storage capacity, data protection and storage management, along with the advantages of the full-fibre connectivity in the SAN as well as DAS and NAS environments. The Synchronix 3000 achieves real large-block transfer speeds of 190 MB per second for two channels and storage capacity of 65TB with three standard 70" inch cabinets.

Synchronix SAN is our fault tolerant SAN solution. This product combines Fibre Channel switched fabric and SAN management with the fault tolerant features found in our Synchronix storage engine. This turnkey product includes the following features:

     - fibre heterogeneous file sharing which allows a user on one operating system to access data stored on a different type of operating system;

     -    support for industry standards, including switched fabric support; and

     -    fully  integrated   switches,   hubs,  host  bus  adapters,   storage,
          management tools and software provided by us and third parties.

Synchronection is our NAS product offering. Synchronection incorporates the features of Synchronix with greater storage capacity redundant file servers. Rather than limiting access to a user of a specific operating system, Synchronection allows access by users of multiple operating systems.

Raven is our product family that offers powerful, flexible, all-in-one server storage for departmental, Internet and Intranet requirements. The Raven products are sold primarily to the U.S. Air Force. The Raven products offer high performance and a scalable server which provides for continuous availability with integrated RAID protection.

     PRODUCTS UNDER DEVELOPMENT. We continue to enhance our current product offerings, primarily through the following:

     - Integration of third party hardware and software for the Synchronix and Synchronection families of products,

     -    improvements  to  the  Synchronix  and   Synchronection   families  of
          products; and

     -    new interface connectivities.

SALES AND MARKETING

     We market our products directly to commercial and Federal end users and indirectly through our select alternate channel partners, including OEMs and national resellers.

     DIRECT SALES. Our direct sales efforts focus on commercial and Federal end user accounts, as well as assisting selected VARs in their sales to these end users. Our direct sales team consists of 10 to 15 people. We conduct sales and marketing from our corporate headquarters in New Jersey and from our offices in a few select other locations. We believe that direct sales has a number of advantages, including:

     -    better customer account penetration, loyalty and diversity;

     -    opportunities for follow-on sales to our existing customer base;

     -    opportunities for increased customer referrals; and

     - more accurate identification of current and future end user customer requirements with which to guide product specification and development efforts.

     We plan to concentrate our sales efforts on customers with data intensive computing environments such as companies conducting e-commerce.

     Indirect Sales Through Alternate Channel Partners. Our alternate channel effort is focused on a select few resellers that possess the knowledge, skill or other benefits to help further the sale of our products.

     - Resellers - We continue to identify resellers that will be able to take advantage of our products and/or offer additional services to end-users. These resellers allow us to market our products on a broader basis.

     In December 2000, we entered into a partnering arrangement with Brocade Communications System, Inc. ("Brocade"), a leading provider of Storage Area Network infrastructure, to become a Brocade Fabric Integrator. As a Brocade Fabric Integrator, we have completed comprehensive training on the Brocade SilkWorm family of Fibre Channel switches and software. Brocade SilkWorm fabric switches provide a scalable, reliable networking foundation for storage environments by connecting servers and storage systems through a high-performance SAN. As a Brocade Fabric Integrator, we will provide Brocade switches as a complement to our ECCS branded storage appliances. We believe our relationship with Brocade will significantly contribute to our ability to expand and adapt our business in the storage area networking industry.

     We also offer software and hardware from other vendors in order to design customized storage solutions and infrastructures needed by our customers.

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

COMPETITION

     We are engaged in fields within the data processing industry that are characterized by a high level of competition. Competitive factors include:

     -    relative price/performance;

     -    product features, quality and reliability;

     -    speed to market;

     -    adherence to industry standards;

     -    financial strength; and

     -    service, support and reputation.

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

     In addition, we compete with a broad range of businesses with varying degrees of experience, resources and development, including established computer manufacturers, systems integrators and manufacturers of enterprise storage products and networking products. We compete with different companies depending on the specific application or market. With respect to DAS products, EMC Corp., along with large server vendors such as Compaq and Sun Microsystems, among others, are significant competitors. In the NAS market, our primary competitor is Network Appliance Inc. As we introduce our fault tolerant SAN products, we expect to compete with a number of existing and new competitors introducing products in this emerging market.

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

     We rely on certain distributors to supply us with component products from Sun Microsystems and Seagate Technologies. Although we believe alternative distributors of these products are available, we cannot be certain that we can obtain them on a timely and cost-effective basis. Our primary vendor for these third party products is Bell Microproducts. During fiscal 2000, purchases from Bell totaled $4,167, or 26%, of our total purchases. We purchase products from Bell on a purchase order basis. There are no minimum purchase requirements. This arrangement is terminable by either party at any time.

     In February 1999, we received ISO 9001 certification. This certification, which is evaluated regularly, reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. We cannot be certain that we will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification.

RESEARCH AND DEVELOPMENT

     We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends on, among other things, our ability to maintain a technological edge. As a result, we have devoted substantial resources to product development. Our research and development expenditures were $3,150 in fiscal 2000, of which $1,038 were capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

Our research and development expenditures are related to the following projects:

     - Integration of third party hardware and software for the Synchronix and Synchronection families of products;

     -    improvements  to  the  Synchronix  and   Synchronection   families  of
          products; and

     -    new interface connectivities.

     In June 2000, we announced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth Quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The SANStar product did not account for any revenues but represented a substantial portion of engineering costs in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

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

     In February 2001, as part of the sale of our SANStar assets, we sold certain patent applications to Ciprico, Inc.

     We have registered trademarks for ECCS, RAID 10 PERFORMANCE MANAGER, INTELLIGENT REBUILD, SPLIT MIRROR, EXAMODULE, SYNCHRONIX, INVERSE MIRRORING, SYNCHRONECTION and SPLIT VOLUME. We have applied for trademark registration for SYNCHRONISM and EASY BACKUP. We cannot be certain that trademarks will be issued for such applications.

     We require all employees, consultants and contractors to execute non-disclosure agreements as a condition of employment or engagement by us. We cannot be certain, however, that we can limit unauthorized or wrongful disclosures of unpatented trade secret information.

EMPLOYEES

     In response to market conditions, we reduced our workforce by up to 40% across most departments during the first quarter of 2001. As of March 15, 2001, we employed 55 persons, of whom 11 were engaged in marketing and sales; 8 in engineering and research and development; 15 in operations, including customer and technical support, manufacturing and fulfillment; 5 in professional services; and 16 in finance, administration and management. None of our employees are covered by collective bargaining agreements. We believe our streamlined workforce will enable us to meet our business objectives on a more competitive basis. We also believe that we have been successful in retaining skilled and experienced personnel; however, competition for such personnel is intense. Our future success will depend in part on our ability to continue to attract, retain and motivate highly qualified technical, manufacturing, marketing and management personnel. We consider relations with our employees to be good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

WE RELY SUBSTANTIALLY ON KEY CUSTOMERS.

     Our customer base is highly concentrated. Our top 10 customers in 1998, 1999 and 2000 accounted for, in the aggregate, approximately 85.6%, 82.6% and 64.5%, respectively, of net sales in those periods. Sales to the U.S. Air Force, through Federal integrators, accounted for 33.7%, 58.4% and 30.5% of net sales in 1998, 1999 and 2000, respectively. Federal integrators are government contractors who sell directly to U.S. government entities. We believe that a substantial portion of our net sales and gross profits will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. All our product sales are made on a purchase order basis. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

THE FEDERAL GOVERNMENT'S INVESTIGATION INTO FEDERAL GOVERNMENT PURCHASING COULD AFFECT OUR SALES TO THE U.S. AIR FORCE.

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas were received by several of our employees, including certain officers, who are expected to testify before the grand jury. Not all of such testimony has been provided. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any federal laws in connection with our sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of $500 for each unit sold to the Air Force, with the proceeds going to the benefit of Co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the Air Force in procuring computer-related products and other related parties were indicted on multiple federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including us, to the U.S. Air Force. The defendants in the Indictment appear to be the co-conspirators referred to in the Information. We are referred to in the Indictment in terms similar to the Information. We believe that we had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by us to any of the defendants in the Indictment were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the U.S. Air Force.

     In December 2000, the United States Attorney's Office in Boston Massachusetts advised us through our attorneys that the United States government has no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the United States Air Force. We continue to work closely with, sell to, and seek solutions for, our customer, the United States Air Force.

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

     Because we generally ship products within thirty days of receiving an order, we do not customarily have a significant backlog. Based on the timing of such product shipments, we do not believe that projects in process at any one time are a reliable indicator or measure of expected future revenue. None of our customers have minimum purchase requirements.

WE MAY NOT BE ABLE TO KEEP PACE WITH ANTICIPATED RAPID TECHNOLOGICAL CHANGE.

     The  market  for  our  fault  tolerant   enterprise  storage  solutions  is
characterized by:

     -    rapid technological change;

     -    evolving industry standards;

     -    changing customer preferences; and

     -    new product and service introductions.

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

THERE MAY BE A LACK OF MARKET ACCEPTANCE FOR OUR NEW PRODUCTS.

     We believe that our success depends, in part, on our ability to:

     -    enhance existing products;

     -    develop new products that maintain technological leadership;

     -    meet a wide range of changing customer needs; and

     -    achieve market acceptance.

     Our business will be adversely affected if we fail to maintain, train and hire as needed our direct sales force, introduce new products in a timely or cost-effective manner, increase the functionality of our existing products to meet customers' needs or remain price competitive. We cannot be certain that we will be successful in our product development efforts or, even if successful, whether our products will achieve market acceptance.

WE MAY NOT BE ABLE TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS.

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. During the prior three years, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys and Tandem. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 1999 and 2000. Our direct sales force concentrates on sales to commercial end users, the U.S. Air Force and other Federal government end users. Our direct sales force also recruits selected VARs (value added resellers) and assists them in their sales to commercial end users. Whether we can successfully sell our products and enter new markets will depend on our ability to:

     -    hire and maintain an adequate direct sales personnel;

     - develop and enhance relationships with new and existing customers and resellers; and

     - develop software-based products attractive to large data users and alternate channel partners.

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

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE.

     We are engaged in fields within the data processing industry that are characterized by a high level of competition. Competitive factors include:

     -    relative price/performance;

     -    product features, quality and reliability;

     -    speed to market;

     -    adherence to industry standards;

     -    financial strength; and

     -    service, support and reputation.

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

     In addition, we compete with a broad range of businesses with varying degrees of experience, resources and development, including established computer manufacturers, systems integrators and manufacturers of enterprise storage products and networking products. We compete with different companies depending on the specific application or market. With respect to DAS products, EMC Corp., along with large server vendors such as Compaq and Sun Microsystems, are significant competitiors. In the NAS market, our primary competitor is Network Appliance Inc. As we introduce our fault tolerant SAN products, we expect to compete with a number of existing and new competitors introducing products in this emerging market.

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

WE DEPEND ON OUTSIDE MANUFACTURERS AND VENDORS TO SUPPLY OUR PRODUCTS.

     We rely on outside manufacturers to produce some of our products. We also rely on outside suppliers to supply subassemblies, component parts and computer systems for resale. Our in-house manufacturing consists primarily of light assembly, systems integration, testing, and quality assurance.

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

     We incurred net losses of $769, $2,657 and $12,855 in fiscal 1996, 1998 and 2000, respectively. Although we had net income of $1,102 in 1997 and $1,952 in 1999, we cannot be certain that we will be able to maintain profitable levels of operations in the future.

OUR SUCCESS IS DEPENDENT UPON OUR KEY MANAGEMENT, MARKETING, SALES AND TECHNICAL PERSONNEL.

     Our future depends, in large part, upon the continued service of the key members of our management team, as well as marketing, sales and technical personnel. During fiscal 2000, our executive officers agreed to salary reductions. In January 2001, we reduced our workforce by up to 40% across most departments, however, we believe that we have retained the personnel that is key to achieving our goals and implementing our strategies. None of our executive officers have entered into an employment agreement. Equally important is our ability to attract and retain new management and other personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting and retaining new personnel in the future. The loss of any one or more of our key personnel or the failure to attract and retain key personnel could have a material adverse effect on our business.

OUR FAILURE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     We may acquire complementary product lines, technologies and businesses as part or our growth strategy. Although we may make such acquisitions, we may not be able to successfully integrate them with our business in a timely manner. Our failure to successfully address the risks associated with such acquisitions, if consummated, could have a material adverse effect on our business and our ability to develop and market products. The success of any acquisition will depend on our ability to:

     -    successfully integrate and manage the acquired operations;

     -    retain the key employees of the acquisition targets;

     - develop, integrate and market products and product enhancements based on the acquired products and technologies; and

     - control costs and expenses, as well as demands on our management, associated with the potential acquisitions.

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

NASDAQ NATIONAL MARKET DELISTING.

     On January 4, 2001, we received notification from Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 per share for the thirty days prior to the date of notification. We have 90 days from the notice date to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. As of March 23, 2001, we have not regained compliance. In the event that we do not regain compliance, we will be subject to delisting from the Nasdaq National Market and would trade on the OTC Bulletin Board. A delisting from the Nasdaq National Market may have a material adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

POTENTIAL VOLATILITY OF OUR STOCK PRICE.

     The market price of the shares of our common stock has been, and in the future may be, highly volatile. Some factors that may affect the market price include:

     -    actual or anticipated quarterly fluctuations in our operating results;

     -    changes  in   recommendations  or  earnings  estimates  by  securities
          analysts;

     - announcements of technological innovations or new commercial products or services by us or our competitors; and

     -    general market or economic conditions.

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

WE  HAVE  CERTAIN  ANTI-TAKEOVER   DEFENSES  THAT  COULD  DELAY  OR  PREVENT  AN
ACQUISITION.

     Our certificate of incorporation and New Jersey law contain provisions that could make it more difficult for a third party to acquire control of our company, even if such change of control would be beneficial to our shareholders. For example, our certificate of incorporation authorizes 3,000,000 shares of preferred stock, of which 1,788,750 shares are designated Series A Preferred and 1,211,250 shares remain undesignated. Subject to certain rights held by our Series A Preferred stockholders, our board of directors may issue the undesignated preferred shares on such terms and with such rights, preferences and designations as our board may determine without further action by our shareholders. In addition, certain "anti-takeover" provisions of the New Jersey Business Corporation Act restrict the ability of certain shareholders to affect a merger or business combination or obtain control of us. These provisions could discourage bids for shares of our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

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

     We occupy the following properties, which are all leased:

                    Approximate
                       Area
     Location         (in sq.           Use              Nature of Occupancy
                       feet)
--------------------------------------------------------------------------------
Tinton Falls, New      22,000   Executive Office,    Lease expires 12/31/05
Jersey                          R&D, Manufacturing   with a four year renewal
                                Business Development option

Tinton Falls, New      10,000   R&D Manufacturing    Lease expires on 12/31/05
Jersey                          Business Development

Falls Church,            700    Sales Office         Lease expires on 3/31/02
Virginia

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

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas have been received by several of our employees, including certain officers, who are expected to testify before the grand jury. Not all of such testimony has been provided. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any federal laws in connection with the sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of $500 for each unit sold to the Air Force, with the proceeds going to the benefit of Co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the Air Force in procuring computer-related products and other related parties were indicted on multiple federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including us, to the U.S. Air Force. The defendants in the Indictment appear to be the co-conspirators referred to in the Information. We are referred to in the Indictment in terms similar to the Information. We believe that we had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by us to any of the defendants in the Indictment were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the U.S. Air Force.

     In December 2000, the United States Attorney's Office in Boston Massachusetts advised us through our attorneys that the United States government has no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the United States Air Force.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II



Item 5. Market For the Company's Common Equity and Related Shareholder Matters.

     Our common stock is quoted on the Nasdaq National Market under the symbol "ECCS." Prior to February 22, 2000, our common stock was quoted on the Nasdaq Small Market under the symbol "ECCS." The following table sets forth the high and low sales price for the common stock for each of the quarters since December 31, 1999. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                         High        Low
                                                       ----------  ---------
  Fiscal Year Ended December 31, 1999

        First Quarter.............................       $2.094     $1.125

        Second Quarter............................        4.000      1.531

        Third Quarter.............................        5.250      2.125

        Fourth Quarter............................       13.250      3.063

  Fiscal Year Ended December 31, 2000

        First Quarter.............................       25.000     10.375

        Second Quarter............................       14.250      2.438

        Third Quarter.............................        6.000      2.250

        Fourth Quarter............................        2.938      0.250


     On March 23, 2001, the last reported sale price of our common stock as reported by the Nasdaq National Market was $.50 per share. As of March 23, 2001, the approximate number of holders of record of our common stock was 146.

     On January 4, 2001, we received notification from Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 per share for the thirty days prior to the date of notification. We have 90 days from the notice date to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. As of March 23, 2001, we have not regained compliance. In the event that we do not regain compliance, we will be subject to delisting from the Nasdaq National Market and would trade on the OTC Bulletin Board.

     We have never paid, and do not anticipate paying, any cash dividends on our common stock for the foreseeable future. Our factoring facility with Bank of America restricts our ability to pay certain dividends without its prior written consent.

     On November 10, 2000, we sought shareholder approval for the issuance of up to 6,857,143 shares of 6% cumulative convertible preferred stock Series A to raise up to an aggregate of $12,000 of gross proceeds. The shareholder meeting was originally scheduled for November 30, 2000, and was adjourned twice by the Company to December 22, 2000 in order to give shareholders the maximum opportunity to vote. The Company was unable, however, to obtain the requisite quorum to conduct a meeting within the statutory maximum sixty-day period. As the record date for the shareholder meeting was October 26, 2000, the last day we could hold the meeting was December 25, 2000. The Company did obtain the sufficient votes on the 61st day, or December 26, 2000. Of those shareholders responding, an overwhelming 95.1% approved the proposed transaction. Since the quorum was achieved past the date of the statutory maximum, we believe it was necessary to apply to Nasdaq for an exception to shareholder approval.

     On January 25, 2001, we applied for an exception to Nasdaq Marketplace Rule 4350(i)(1) requiring the Company to receive shareholder approval of an equity financing when such financing would result in a change of control of the issuer.

     On February 23, 2001, Nasdaq determined that an exception from the shareholder approval requirement was warranted subject to the Company mailing to all shareholders, no later than ten days before the completion of the financing, a letter describing the proposed transaction and alerting shareholders to the Company's omission to seek the shareholder approval that would otherwise be required. The letter was required to indicate that the Audit Committee of the Board had expressly approved the exception. In addition, the Company was required to issue a press release describing the transaction.

     On March 9, 2001, we issued 1,450,000 shares of our 6% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to accredited investors for an aggregate gross proceeds equal to $2,900, pursuant to a private equity placement (the "Private Placement"). The Series A Preferred Stock has a 6% cumulative coupon and is initially convertible into our Common Stock on an 8-for-1 basis. The Series A Preferred Stock also has liquidation and dividend preferences superior to those of existing stockholders. The purchasers of Series A Preferred Stock also acquired certain anti-dilution and registration rights. No underwriter was employed by us in connection with the issuance of the securities in the Private Placement, however C.E. Unterberg, Towbin ("Unterberg Towbin") acted as our placement agent. As compensation for its services, Unterberg Towbin received a fee equal to 78,125 shares of Series A Preferred Stock, in addition to payment of certain expenses if fully sold. Thomas I. Unterberg, a former director of the Company, along with certain affiliates of Mr. Unterberg, purchased 567,500 shares of Series A Preferred Stock on the same terms and conditions as all other purchasers. Mr. Unterberg also is Chairman, Managing Director and member of the Executive Committee of Unterberg Towbin. We believe that the issuance of shares of Series A Preferred Stock in connection with the Private Placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act, as a transaction not involving a public offering. Appropriate legends have been affixed to the stock certificates issued to the purchasers of the Private Placement. All purchasers had adequate access to information about the Company and each purchaser acquired the securities for investment only and not with a view to distribution.

Item 6. Selected Consolidated Financial Data.

The following selected consolidated financial data as of and for the five years ended December 31, 2000 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                               1996          1997           1998         1999         2000
                                               ----          ----           ----         ----         ----
                                                         (in thousands, except per share amounts)
Statement of Operations Data:

Net sales...........................          $22,604     $ 34,001         $ 28,466   $  39,761     $  15,022
  Cost of sales.....................           15,165       24,226           20,452      26,777        15,268
                                             --------       ------          -------    ---------    ----------
Gross profit (deficit)..............            7,439         9,775           8,014      12,984          (246)
  Selling, general and
     administrative expenses........            6,907         6,838           8,378       9,693        10,925
  Research and development
     expenses.......................            1,027         1,687           2,683       1,939         2,112
                                             --------       -------        -------    ----------   -----------
Operating (loss) income.............             (495)        1,250          (3,047)      1,352       (13,283)
  Net interest expense (income) ....              274            28            (390)       (162)         (193)
                                             --------       ---------      --------   -----------  -----------
(Loss) income before income tax benefit
  and extraordinary item............             (769)        1,222          (2,657)      1,514       (13,090)
Income tax benefit..................               --            --              --        (438)         (235)
                                             --------        --------      ---------  -----------  -----------
                                                 (769)        1,222          (2,657)        1,952     (12,855)
(Loss) income before extraordinary item
     Extraordinary item.............               --           120              --            --          --
                                             --------       ---------      ----------    ---------   ---------
Net (loss) income...................             (769)        1,102          (2,657)        1,952     (12,855)
  Preferred dividends...............              248           192              --             --         --
                                             --------       --------        ---------    ----------  ---------

Net (loss) income applicable
  to common shares..................         $ (1,017)      $   910         $(2,657)      $ 1,952    $(12,855)
                                             ========       =======         ========       =======   =========

Net (loss) income per share before
  extraordinary item -  basic.......         $  (0.23)      $  0.16         $ (0.24)       $ 0.18    $  (1.12)
Net (loss) income per  share -  basic        $  (0.23)      $  0.14         $ (0.24)       $ 0.18    $  (1.12)
Net (loss) income per share before
  extraordinary item -  diluted.....         $  (0.23)      $  0.12         $ (0.24)       $ 0.16    $  (1.12)
Net (loss) income per share -  diluted       $  (0.23)      $  0.11         $ (0.24)       $ 0.16    $  (1.12)
Weighted average common shares
outstanding -  basic................            4,346         6,702          10,969        11,093      11,490
Weighted average common shares
outstanding -  diluted..............            4,346        10,035          10,969        11,978      11,490

                                                                     As of December 31,
                                                                     ------------------
                                               1996          1997           1998         1999         2000
                                               ----          ----           ----         ----         ----
                                                                      (in thousands)
Balance Sheet Data:
Cash................................         $  4,393       $11,625         $ 5,374    $ 7,993      $  2,221
Working capital.....................            4,280        15,260          11,969     14,200         3,467
Total assets........................           14,552        24,992          21,374     23,231         9,632
Loans payable and payable to Finova
  Capital...........................            1,762         1,031           1,231        968           276

Series B redeemable
  convertible preferred stock.......               --            --             --          --            --
Shareholders' equity................         $  6,177        $17,643       $15,232    $  17,701    $    5,145

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

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. Our direct sales force concentrates on sales to commercial end users, and the U.S. Air Force and other Federal government end users. Our direct sales force also recruits selected Value Added Resellers ("VARs") and assists them in their sales to commercial end users. During the three years prior to 1998, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys Corporation and Tandem Computers, Inc. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 1999 and 2000. We do not expect sales to these alternate channel partners to constitute a significant part of our net sales in fiscal 2001.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The SANStar product did not account for any revenues but represented a substantial portion of engineering costs in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

     Sales to the U.S. Air Force accounted for approximately 30.5% of net sales in 2000. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Item 3. Legal Proceedings.

     The following table sets forth, for the periods indicated, the net sales derived from each of our sales channels:


                                                Year Ended December 31,
                                                -----------------------
                                               1998      1999      2000
                                               ----      ----      ----
      Direct:
        Commercial and other Federal
      customers.............................  $ 7,960   $12,638  $ 9,905

        U.S. Air Force......................    9,579    23,216    4,576

       Indirect:
        Alternate channel partners..........   10,927     3,907      541
                                               ------     -----      ---

                                              $28,466   $39,761  $15,022
                                              =======   =======  =======



     Direct sales include sales through select resellers. All sales to the U.S. Air Force are through Federal integrators. Federal integrators are government contractors who sell directly to U.S. government entities. Indirect sales include sales through OEMs and national resellers.

REVENUE

     Product sales revenue is generally recognized upon product shipment and completion of the order. Periodically, revenue is recognized for product which is being held at the customer's request. Revenue is only recognized on such product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining. Service revenue is generally recognized as services are provided. Revenue related to maintenance contracts is recognized over the respective terms of the maintenance contracts.

COST OF REVENUE

     Our cost of revenue relating to product sales consists primarily of:

     -    the costs of purchased material;

     -    direct labor and related overhead expenses; and

     -    amortization and write-off of capitalized software.

     Capitalized   software  amounts  are  amortized   commencing  with  product
introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years.

     Capitalized software amounts that have no future economic benefit are written down to net realizable value in the period that such value is derived.

     The profitability of any particular quarter is significantly affected by the relative sales levels of each of our primary sales channels and types of customers in such quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses consist primarily of:

     - salaries, commissions and travel costs for sales and marketing personnel, including trade shows; and

     - expenses associated with our management, legal, accounting, contract and administrative functions.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and related overhead expenses paid to software and hardware engineers. Research and development costs are expensed as incurred, except for software development costs which are capitalized after technological feasibility has been demonstrated.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:


                                                Year Ended December 31,
                                             -----------------------------
                                              1998       1999       2000
                                              ----       ----       ----
Direct net sales:
   Commercial and other Federal
   customers.............................     28.0%      31.8%      65.9%
   U.S. Air Force........................     33.7       58.4       30.5
Indirect net sales:
   Alternate channel partners............     38.3        9.8        3.6
                                             -----      -----      -----
Total net sales..........................    100.0      100.0      100.0
  Cost of sales..........................     71.9       67.3      101.6
                                             -----      -----      -----
Gross profit.............................     28.1       32.7       (1.6)
  Selling, general & administrative
  expenses...............................     29.4       24.4       72.7
  Research & development expenses........      9.4        4.9       14.1
                                             -----      -----      -----
Operating (loss) income..................    (10.7)       3.4      (88.4)
  Net interest income....................     (1.4)      (0.4)      (1.3)
                                             -----      -----      -----
(Loss)  Income before  extraordinary  item
and tax benefit..........................     (9.3)       3.8      (87.1)
  Extraordinary item.....................       --         --         --
  Benefit for income taxes...............       --       (1.1)      (1.6)
                                              -----      -----     -----
Net (loss) income........................     (9.3)%      4.9%     (85.5)%
                                              ====        ===      =====

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

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
     ---------------------------------------------------------------------


      NET SALES

     Net sales decreased by approximately $24,739, or 62.2%, to $15,022 in 2000 from $39,761 in 1999. Sales of our fault tolerant enterprise storage solutions accounted for 83.5% and 95.0% of net sales in 2000 and 1999, respectively. Other revenues accounted for 16.5% and 5.0% of net sales in 2000 and 1999, respectively. The decrease in 2000 net sales resulted primarily from lower sales of our enterprise storage solutions to the U.S. Air Force through Federal integrators, alternate channel partners and our commercial customers.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $18,640, or 80.3%, to $4,576 in 2000 from $23,216 in 1999. Such sales accounted for approximately 30.5% and 58.4% of net sales in 2000 and 1999, respectively.

     Sales to alternate channel partners decreased by approximately $3,366, or 86.2%, to $541 in 2000 from $3,907 in 1999. Such sales accounted for approximately 3.6% and 9.8% of net sales in 2000 and 1999, respectively. Such decrease represents a decrease in sales to Unisys of approximately $2,721 combined with a $645 decrease in sales to Tandem. Sales to Unisys accounted for approximately 3.6% and 8.0% of our net sales in 2000 and 1999, respectively. Sales to Tandem accounted for less than 1% and 2.0% of our net sales in 2000 and 1999, respectively.

     Sales to our commercial customers decreased by approximately $2,733, or 21.6%, to $9,905 in 2000 from $12,638 in 1999.

      GROSS PROFIT

     Our gross profit decreased by approximately $13,230, or 101.9%, to a gross deficit of approximately $246 in 2000 from a gross profit of $12,984 in 1999. Such decrease in gross profit is due primarily to the lower level of sales to the U.S. Air Force through Federal integrators, alternate channel partners and commercial customers. Our gross profit in 2000 was adversely affected by $2,523 and $1,738 of charges relating to an increase in inventory obsolescence and the write-off of capitalized software, respectively. The charges taken in 2000 for inventory obsolescence relate to the discontinuance of the SANStar development effort and the repositioning of our product offering.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth Quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The SANStar product did not account for any revenues to date but represented a substantial portion of engineering costs which were capitalized in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

      OPERATING EXPENSES

     Selling, general and administrative (SG&A) expenses increased by $1,232, or 12.7%, to $10,925 in 2000 from $9,693 in 1999. Such increase was primarily due to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market the Company's current and new product offerings. In addition, we incurred approximately $237 associated with proposed financing activities and approximately $807 in legal and accounting fees associated with the Federal investigation.

     SG&A expenses as a percentage of net sales represented 72.7% and 24.4% for 2000 and 1999, respectively. Such percentage increase is attributable to the reduction in revenues combined with the overall higher spending in 2000.
Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of operating expenses, accounting for 59% and 70.0% of such expenses in 2000 and 1999, respectively.

     Research and development expenses increased in 2000 by $173, or 8.9%, to $2,112 in 2000 from $1,939 in 1999. Such expenditures, before offsetting amounts capitalized in accordance with SFAS No. 86, represented $2,662 and $3,150 for the twelve months ending December 31, 1999 and 2000, respectively. This increase was due primarily to an increased effort to develop the SANStar product. Such expenses represented approximately 14.1% and 4.9% of our net sales for 2000 and 1999, respectively, and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 21.0% and 6.7% of our net sales for 2000 and 1999, respectively.

      NET INTEREST INCOME

     Net interest income was $193 and $162 for 2000 and 1999, respectively. The increase in interest income was primarily due to decreased borrowings and floor planning in 2000 compared to 1999.

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

      OPERATING EXPENSES

     Selling, general and administrative (SG&A) expenses increased by $1,315, or 15.7%, to $9,693 in 1999 from $8,378 in 1998. Such increase was due primarily to higher commissions associated with higher sales levels. To a lesser extent, such increase was due to the hiring of additional sales and marketing personnel, coupled with enhanced efforts to market our current and new product offerings. SG&A expenses as a percentage of net sales represented 24.4% and 29.4% for 1999 and 1998, respectively. Such percentage decrease is attributable to a higher level of revenue in 1999. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of operating expenses, accounting for 70.0% and 66.0% of such expenses in 1999 and 1998, respectively.

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

      NET INTEREST (INCOME) EXPENSE

     Net interest income was $162 and $390 for 1999 and 1998, respectively. The reduction in interest income was primarily due to lower cash balances in 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance was approximately $2,200 at December 31, 2000.

     Net cash provided by operating activities in 1999 was $4,269. Net cash used in operating activities was $3,450 in 2000. Net cash used in operating activities in 2000 resulted primarily from the net loss from operations after adding back depreciation, amortization and the write-off of capitalized software, coupled with an increase in prepaid expenses, a decrease in accounts payable, accrued liabilities, deferred rent and other expenses, and offset in part by a decrease in accounts receivable and inventories. Net cash used in investing activities was $1,749 in 2000. Net cash used in financing activities was $573 in 2000.

     We used $812 and $475 for the acquisition of equipment by direct purchase during 1999 and 2000, respectively. Such expenditures in 1999 and 2000 primarily consisted of computer equipment associated with our research and development efforts. There are no other material commitments for capital expenditures currently outstanding.

     We had working capital of $14,200 and $3,467 at December 31, 1999 and 2000, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. Our obligations under such agreement are collateralized by substantially all of our assets. As of December 31, 2000, our balance outstanding under this full recourse factoring facility was $115. On June 16, 2000, we signed an amendment to the factoring facility extending the agreement until July 30, 2003, and from year to year thereafter until terminated. Except as referenced above, the factoring facility remains unchanged.

     Our ability to borrow under a $4,000 general line of credit with the Finova Group, Inc. ("Finova") has been terminated. The agreement with Finova contained covenants relating to net worth, total assets to debt and total inventory to debt. Our obligations under the agreement with Finova were collateralized by substantially all of the assets of the Company. During 1999, Finova temporarily increased the general line of credit to $3,000 through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001. On April 17, 2000, the line of credit extended to us by Finova was permanently increased by $2,000, raising the total amount of funds available to us under the Finova general line of credit to $4,000. In December 2000, Finova terminated our credit facility with them. During 1999 and 2000 we used our general line of credit with Finova to augment our purchasing ability with various vendors. As of December 31, 1999 and 2000, we had $968 and $115 outstanding under this credit line, respectively.


     During 1999, we utilized $1,144 of net operating loss carryover ("NOL") for federal tax purposes. As of December 31, 2000, we have NOL carryovers for Federal income tax purposes of approximately $18,932, which will begin to expire in 2009. We also have research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. We experienced a change in ownership in 1996 and in 2001 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited.

     As of December 31, 2000, we have approximately $9,400 of state NOL carryforwards which will begin to expire in 2006 and state research and development tax credit carryforwards of $342.

     In December 2000, we sold $5,189 of State NOL carryforwards and $40 of State Research and Development tax credits which resulted in a tax benefit of $235.

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to offset our net deferred tax assets. We will periodically reassess the valuation allowance.

     On November 10, 2000, we sought shareholder approval for the issuance of up to 6,857,143 shares of 6% cumulative convertible preferred stock Series A to raise up to an aggregate of $12,000 of gross proceeds. The shareholder meeting was originally scheduled for November 30, 2000, and was adjourned twice by the Company to December 22, 2000 in order to give shareholders the maximum opportunity to vote. The Company was unable, however, to obtain the requisite quorum to conduct a meeting within the statutory maximum sixty (60) day period. As the record date for the shareholder meeting was October 26, 2000, the last day we could hold the meeting was December 25, 2000. The Company did obtain the sufficient votes on the 61st day, or December 26, 2000. Of those shareholders responding, an overwhelming 95.1% approved the proposed transaction. Since the quorum was achieved past the date of the statutory maximum, we believe it was necessary to apply to Nasdaq for an exception to shareholder approval.

     On January 25, 2001, we applied for an exception to Nasdaq Marketplace Rule 4350(i)(1) requiring the Company to receive shareholder approval of an equity financing when such financing would result in a change of control of the issuer.

     On February 23, 2001, Nasdaq determined that an exception from the shareholder approval requirement was warranted subject to the Company mailing to all shareholders, no later than ten days before the completion of the financing, a letter describing the proposed transaction and alerting shareholders to the Company's omission to seek the shareholder approval that would otherwise be required. The letter was required to indicate that the Audit Committee of the Board had expressly approved the exception. In addition, the Company was required to issue a press release describing the transaction.

     On March 9, 2001, we issued 1,450,000 shares of our 6% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to accredited investors for an aggregate gross proceeds equal to $2,900, pursuant to a private equity placement (the "Private Placement"). The Series A Preferred Stock has a 6% cumulative coupon and is initially convertible into our Common Stock on an 8-for-1 basis. The Series A Preferred Stock also has liquidation and dividend preferences superior to those of existing stockholders. The purchasers of Series A Preferred Stock also acquired certain anti-dilution and registration rights. No underwriter was employed by us in connection with the issuance of the securities in the Private Placement, however C.E. Unterberg, Towbin ("Unterberg Towbin") acted as our placement agent. As compensation for its services, Unterberg Towbin received a fee equal to 78,125 shares of Series A Preferred Stock, in addition to payment of certain expenses if fully sold. Thomas I. Unterberg, a former director of the Company, along with certain affiliates of Mr. Unterberg, purchased 567,500 shares of Series A Preferred Stock on the same terms and conditions as all other purchasers. Mr. Unterberg also is Chairman, Managing Director and member of the Executive Committee of Unterberg Towbin.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth Quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The SANStar product did not account for any revenues but represented a substantial portion of engineering costs in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

     On January 4, 2001, we received notification from Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 per share for the thirty days prior to the date of notification. We have 90 days from the notice date to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. As of March 23, 2001, we have not regained compliance. In the event that we do not regain compliance, we will be subject to delisting from the Nasdaq National Market and would trade on the OTC Bulletin Board. A delisting from Nasdaq National Market may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     In response to competitive and financial pressures, during the first quarter of 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers have agreed to salary reductions. As a result of the changes we made to our workforce, we have incurred a onetime charge in the first quarter of 2001 of approximately $200, however, we believe that our restructured workforce will help reduce operating expenses in 2001.

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

     Subject to the risks discussed in this Annual Report on Form 10-K, we believe that our existing available cash, credit facilities, proceeds from the Private Placement described above and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in the next twelve months. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current stockholders. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended is now effective for the year beginning January 1, 2001. As the Company does not have any outstanding derivative positions at December 31, 2000, there will be no impact to the Company's results of operations, financial position or cash flows upon the initial adoption of SFAS No. 133.

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101, as amended, is required to be implemented in the quarter ended December 31, 2000. The Company is currently in compliance with such SAB, and accordingly, the implementation thereof had no effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2000, all our available excess funds were cash or cash equivalents whose value is not subject to changes in interest rates. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest our cash only in debt obligations issued by the U.S. government or its agencies with maturities of less than one year.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On November 15, 2000, Ernst & Young LLP ("E & Y") resigned as our independent auditors. The report of E&Y on the Company's financial statements for each of the two years in the periods ended December 31, 1999 and December 31, 1998, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 1999 and December 31, 1998, and during the nine-month period ended September 30, 2000, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in its reports. E&Y has furnished us with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

     On November 21, 2000, the Board of Directors approved and the Company retained Richard A. Eisner & Company, LLP as its independent auditors.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1) Financial Statements.

                    Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

     -    Report of Independent Auditors - Ernst & Young LLP

     -    Report of Independent Auditors - Richard A. Eisner & Company LLP

     -    Consolidated Balance Sheets - December 31, 1999 and 2000

     - Consolidated Statements of Operations - Years ended December 31, 1998, 1999, and 2000

     - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1999, and 2000

     - Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1999, and 2000

     -    Notes to Consolidated Financial Statements - December 31, 2000

          (a) (2) Financial Statement Schedule.

                    Schedule II - Valuation and Qualifying Accounts All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (a) (3) Exhibits.

                    Reference is made to the Exhibit Index on Page 39.

          (b) Reports on Form 8-K.

                    On November 22, 2000, the Company filed a report on Form 8-K relating to a change in the Company's Certifying Accountant.

                    On January 31, 2001, the Company filed a report on Form 8-K relating to the Company reaching an agreement in principal for a private equity placement of $2,000 to $4,000 of 6% Convertible Preferred Stock.

                    On February 26, 2001, the Company filed a report on Form 8-K relating to the Company's Nasdaq waiver of shareholder approval for a private equity placement.

                    On March 26, 2001, the Company filed a report on Form 8-K relating to the issuance of 1,450,000 shares of its series A Preferred Stock for gross proceeds of $2,900.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2001.

                                    ECCS, INC.


                                    By: /s/Gregg M. Azcuy
                                        ----------------------------------
                                        Gregg M. Azcuy, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                      Title                       Date
        ---------                      -----                       ----

/s/ Gregg M. Azcuy           President, Chief Executive       March 30, 2001
----------------------       Officer and Director
Gregg M. Azcuy               (Principal Executive
                             Officer)

/s/ Louis Altieri            Vice President, Finance and      March 30, 2001
----------------------       Administration (Principal
Louis Altieri                Financial and Accounting
                             Officer)

/s/ Michael E. Faherty       Chairman of the Board and        March 30, 2001
----------------------       Director
Michael E. Faherty


/s/ Gale R. Aguilar          Director                         March 30, 2001
----------------------
Gale R. Aguilar


/s/ James K. Dutton          Director                         March 30, 2001
----------------------
James K. Dutton


/s/ Donald E. Fowler         Director                         March 30, 2001
-----------------------
Donald E. Fowler


/s/ Frank R. Triolo          Director                         March 30, 2001
-----------------------
Frank R. Triolo

                                  EXHIBIT INDEX

   Exhibit
   No.                       Description of Exhibit
   ---                       ----------------------


     3.1 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed on November 3, 2000.)

     3.2 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, filed with the Secretary of State of the State of New Jersey on March 8, 2001. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2001).

     3.3 By-Laws of the Company, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 filed on November 3, 1997.)

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

  10.10* Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Gregg M. Azcuy. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1999.)

  10.11* Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Louis J. Altieri. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1999.)

  10.12* Senior Staff Change In Control Severance And Incentive Compensation Pay Agreement by and between the Company and Priyan Guneratne. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1999.)

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

   Exhibit
   No.                        Description of Exhibit
   ---                        ----------------------

  10.18 Master Sales Agreement dated September 23, 1999, by and between the Company and Hitachi Computer Products (America) Inc., as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1999.)

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

  10.21 Series A Convertible Preferred Stock Purchase Agreement dated as of March 9, 2001 between the Company and the Purchasers listed therein. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2001).

  20 Listing of Subsidiaries. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997).

  23.1+   Consent of Ernst & Young LLP.

  23.2+   Consent of Richard A. Eisner & Company, LLP

   ---------------

     * A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     +    Filed herewith. All other exhibits previously filed.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                          Page
                                                                          ----

Report of Independent Auditors - Ernst & Young LLP.........................F-2

Report of Independent Auditors - Richard A. Eisner & Co. LLP ..............F-3

Consolidated Balance Sheets as of
  December 31, 1999 and 2000...............................................F-4

Consolidated Statements of Operations for
  each of the three years in the period ended
  December 31, 2000........................................................F-5

Consolidated Statements of Shareholders'
  Equity for each of the three years in
  the period ended December 31, 2000.......................................F-6

Consolidated Statements of Cash Flows
  for each of the three years in the period
  ended December 31, 2000..................................................F-7

Notes to Consolidated Financial Statements.................................F-8

Schedule II - Valuation and Qualifying Accounts............................S-1

Schedules other than those listed are omitted as they are not applicable, or the required or equivalent information has been included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ECCS, Inc.

     We have audited the accompanying consolidated balance sheet of ECCS, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECCS, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                          /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
February 8, 2000, except for Note 12,
   as to which the date is April 14, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ECCS, Inc.

     We have audited the accompanying consolidated balance sheet of ECCS, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule in so far as it relates to the year ended December 31, 2000 listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECCS, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 2, 2001, except for Note 13 as to which the date is March 9, 2001.

                           ECCS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                            December 31,
                                                            ------------
                                                        1999           2000
                                                        ----           ----
Assets
Current Assets:
  Cash and cash equivalents.........................   $ 7,993        $2,221
  Accounts receivable, less allowance for
   doubtful accounts of $0 in 1999 and $310 in
   2000.............................................     5,829           899
  Inventories.......................................     5,570         4,452
  Prepaid expenses and other receivables............       254           294
                                                           ---           ---
                                                        19,646         7,866

Property and equipment (net)........................     1,733         1,299
Capitalized software (net)..........................     1,790           406
Other assets........................................        62            61
                                                            --            --
          Total Assets..............................   $23,231        $9,632
                                                       =======        ======

Liabilities and Shareholders' Equity
Current Liabilities:
  Loans payable ....................................   $    --        $  161
  Payable to Finova Capital.........................       968           115
  Current portion of capital lease..................       158           114
  Accounts payable..................................     1,631         2,069
  Accrued expenses and other........................     1,874         1,150
  Warranty..........................................       746           577
  Customer deposits, advances and other credits.....        69           213
                                                            --           ---
                                                         5,446         4,399

Capital lease obligations, net of current portion...        67            88
Deferred rent.......................................        17            --
                                                         -----         -----
                                                         5,530         4,487
                                                         -----         -----
Shareholders' Equity:
  Preferred stock, $.01 par value per share, authorized
   3,000,000 shares; none
   issued and outstanding at December 31, 1999 and
   December 31, 2000................................        --            --
  Common stock, $.01 par value per share,
   Authorized, 50,000,000 shares; issued and outstanding
    11,341,318 shares and
    11,562,540 shares at December 31, 1999 and
    December 31, 2000, respectively.................       113            116
  Capital in excess of par value ...................    26,374         26,670
  Accumulated deficit...............................    (8,786)       (21,641)
                                                        ------        -------

                                                        17,701         5,145
                                                        ------         -----
     Total Liabilities and Shareholders' Equity.....   $23,231        $9,632
                                                       =======        ======

                           ECCS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                             Year Ended December 31
--------------------------------------------------------------------------------
                                      1998          1999           2000
                                      ----          ----           ----

Net sales....................      $  28,466     $  39,761     $  15,022

Cost of sales................         20,452        26,777        15,268
                                      ------        ------        ------

  Gross profit (deficit).....          8,014        12,984          (246)

Operating expenses:
  Selling, general &
  administrative.............          8,378         9,693        10,925
  Research & development.....          2,683         1,939         2,112
                                       -----         -----         -----
                                      11,061        11,632        13,037
                                      ------        ------        ------

Operating (loss) income .....         (3,047)        1,352       (13,283)

  Net interest income........           (390)         (162)         (193)

(Loss) income before income tax
benefit .....................         (2,657)        1,514       (13,090)
  Income tax benefit.........             --          (438)         (235)
                                        -----         ----          ----


Net (loss) income  ..........      $  (2,657)    $   1,952     $ (12,855)
                                   =========     =========     =========


Net (loss) income per share -
basic........................      $   (0.24)    $    0.18     $   (1.12)
                                   =========     =========     =========


Net (loss) income per share -
diluted......................      $   (0.24)    $    0.16     $   (1.12)
                                   =========     =========     =========

Weighted average number of
common shares - basic........         10,969        11,093        11,490
                                      ======        ======        ======

Weighted average number of
common shares - diluted......         10,969        11,978        11,490
                                      ======        ======        ======

                           ECCS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                  Common Stock
                      ------------------------------------

                                                             Capital
                                                               in
                                                              Excess                      Total
                                                              of Par     Accumulated   Shareholders'
                                   Shares       Amount        Value       Deficit        Equity
                                  ----------   ----------   ----------   ----------    ----------

Balance at January 1, 1998.....   10,918,188   $      109   $   25,615   $   (8,081)   $   17,643

Issuance of stock and stock
  option exercises ............      108,896            1          245         --             246

Net loss ......................         --           --           --         (2,657)       (2,657)
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1998 ..   11,027,084          110       25,860      (10,738)       15,232

Issuance of stock and stock
  option exercises ............      314,234            3          514         --             517

Net income ....................         --           --           --          1,952         1,952
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1999 ..   11,341,318          113       26,374       (8,786)       17,701

Issuance of stock and stock
  option exercises ............      221,222            3          296         --             299

Net loss ......................         --           --           --        (12,855)      (12,855)
                                  ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2000 ..   11,562,540   $      116   $   26,670   $  (21,641)   $    5,145
                                  ==========   ==========   ==========   ==========    ==========

                           ECCS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                         Year Ended December 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
Cash flows from operating activities:
Net (loss) income ................................   $ (2,657)   $  1,952    $(12,855)
  Adjustments to reconcile net (loss)
   income to net cash provided by (used
   in) operating activities:
   Depreciation and amortization .................      1,035       1,515       1,986
   Write off of capitalized software .............        366        --         1,738
Change in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable ...................................       (907)        815       4,930
   (Increase) decrease in inventories ............       (967)         (7)      1,118
   Decrease (increase) in prepaid expenses
    and other receivables.........................        276         259         (39)
   Decrease in accounts payable, accrued
    liabilities and other ........................     (1,289)       (212)       (472)
   (Decrease) increase in customer deposits ......       (288)        (53)        144
                                                     --------    --------    --------
Net cash (used in) provided by operating
 activities ......................................     (4,431)      4,269      (3,450)
                                                     --------    --------    --------
Cash flows from investing activities:
  Additions to property and equipment ............     (1,208)       (812)       (475)
  Additions to capitalized software ..............     (1,047)     (1,072)     (1,274)
                                                     --------    --------    --------
Net cash used in investing activities ............     (2,255)     (1,884)     (1,749)
                                                     --------    --------    --------

Cash flows from financing activities:
  Borrowings under revolving credit
   agreement .....................................     11,381      16,624      17,283
  Repayments under revolving credit
   agreement .....................................    (12,412)    (16,624)    (17,122)
  Decrease in payable to Finova Capital ..........      1,231        (263)       (853)
  Repayment of capital lease obligations .........        (11)        (20)       (180)
  Proceeds from exercise of employee stock
   options and issuance of common stock ..........        246         517         299
                                                     --------    --------    --------
Net cash provided by (used in) financing
 activities ......................................        435         234        (573)
                                                     --------    --------    --------

Net (decrease) increase in cash and cash
 equivalents .....................................     (6,251)      2,619      (5,772)
Cash and cash equivalents at beginning of
 period ..........................................     11,625       5,374       7,993
                                                     --------    --------    --------
Cash and cash equivalents at end of period .......   $  5,374    $  7,993    $  2,221
                                                     ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest ......................................   $     88    $    135    $    141
                                                     ========    ========    ========
  Supplemental disclosure of non-cash investing and
   financing activities:
   Property acquired under capital lease
    obligations ..................................   $    245        --           157
                                                     ========    ========    ========

                           ECCS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

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

Note 2 -- Summary of Significant Accounting Policies

      PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. None of the subsidiaries are active. All significant intercompany balances and transactions have been eliminated.

      CASH AND CASH EQUIVALENTS

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

      INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

      PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives ranging from three to five years.

     Equipment under capital leases is recorded at the lower of fair value or present value of minimum lease payments at the inception of the lease and are amortized over their estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the term of the lease.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value amounts for cash, accounts receivable and short term debt approximate carrying amounts due to the short maturity of these instruments.

      SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated, $190, $586 and $919 for 1998, 1999 and 2000, respectively. At December 31, 2000, the Company has capitalized an aggregate of $3,905 of software development costs, of which $366 was written off in 1998, as the Company discontinued its efforts to develop a fibre controller and a controller design that incorporated Tandem's Server Net Technology. In addition, in 2000, $1,738 was written off in connection with the Company's discontinuation of the SANStar project, and $1,395 has been amortized in the aggregate.

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

      PER SHARE INFORMATION

     Per share information is presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. In fiscal 1999, diluted earnings per share includes the dilutive effect of all such securities. In fiscal 2000, diluted earnings per share does not include options, warrants and convertible securities as they are anti-dilutive.

      USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

      NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended is now effective for the year beginning January 1, 2001. As the Company does not have any outstanding derivative positions at December 31, 2000, there will be no impact to the Company's results of operations, financial position or cash flows upon the initial adoption of SFAS No. 133.

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101, as amended, is required to be implemented in the quarter ended December 31, 2000. The Company is currently in compliance with such SAB, and accordingly, the implementation thereof had no effect on the Company's financial statements.

Note 3 -- Transactions with Significant Vendors and Customers

     In 1995, the Company entered into a Manufacturing Services Agreement with Unisys, formerly its primary manufacturer, which defined the terms of sales and support services. Pursuant to such agreement, Unisys manufactured certain of the Company's products for use in the Company's proprietary systems as well as for the direct sale to end-users. In February 1999, Unisys notified the Company that Unisys was closing its Winnipeg computer storage systems manufacturing plant by July 31, 1999 and accordingly the Manufacturing Services Agreement was terminated at that time. The Company's purchases under this agreement totaled $6,600, $354 and zero in 1998, 1999 and 2000, respectively. Subsequent to the termination of the Manufacturing Services Agreement, the Company manufactured certain products in-house under such agreement from August to December 1999.

     In September 1999, the Company entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began manufacturing certain of the Company's products in January 2000 for use in the Company's fault tolerant enterprise storage solutions. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party. In 1999, purchases from Hitachi totaled $2,540 or 10.3% of all purchases. In 2000, such purchases totaled $1,053 or 6.6% of all purchases.

     Sales to the Company's primary alternate channel partner, Unisys, accounted for 28.0%, 8.2% and 3.6% of the Company's total net sales in 1998, 1999 and 2000, respectively. All sales to Unisys were sales of enterprise storage solutions.

     The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement is terminable by either party at any time. In 1998 and 1999, purchases from Bell Microproducts totaled approximately $5,100, or 23.3%, and $10,776, or 43.5%, of all purchases respectively. In 2000, such purchases totaled $4,167, or 26.1% of all purchases.

     The United States Air Force, an end user of the Company's products which purchases such products through KKP Corporation, Worldwide Technologies and other government contractors, purchased $9,579 of products, or 33.7% of the Company's total net sales in 1998. In 1999 such sales totaled $23,216, or 58.4% of total sales and for 2000 such sales totaled $4,576, or 30.5% of total sales. The Company cannot be certain that its sales to the U.S. Airforce through Federal integrators will not be adversely affected by the investigation further discussed in Note 12. There are no minimum purchase requirements.

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



                                                 Year Ended December 31,
                                               -------------------------
                                               1998       1999      2000
                                               ----       ----      ----
       Direct:
        Commercial and other Federal
          customers......................... $ 7,960    $12,638   $ 9,905
        U.S. Air Force......................   9,579     23,216     4,576
      Indirect:
        Alternate channel partners..........  10,927      3,907       541
                                             -------    -------   -------
                                             $28,466    $39,761   $15,022
                                             =======    =======   =======

     All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

Note 4 -- Inventories

     Inventories consist of the following:

                                                             December 31,
                                                         ------------------
                                                         1999          2000
                                                         ----          ----

Purchased parts................................     $    1,497     $    1,610
Finished goods.................................          5,047          5,309
                                                    ----------     ----------
                                                         6,544          6,919
   Less: inventory valuation reserve...........            974          2,467
                                                    ----------     ----------
                                                    $    5,570     $    4,452
                                                    ==========     ==========

Note 5 -- Property and Equipment

Property and equipment consist of the following:

                                                            December 31,
                                                    ------------------------
                                                       1999             2000
                                                    --------         --------
Furniture and fixtures.........................     $    487         $    493
Computer equipment.............................        5,586            6,085
Vehicles.......................................           35               35
Leasehold improvements.........................          424              398
Equipment under capital leases.................          770              931
                                                    --------         --------
                                                       7,302            7,942
Less accumulated depreciation and amortization,
  including $426 and $711 relating to equipment
  under capital leases at December 31, 1999
  and December 31, 2000, respectively..........        5,569            6,643
                                                    --------         --------
                                                    $  1,733         $  1,299
                                                    ========         ========

Note 6 -- Loans Payable to Bank of America and Payable to Finova Capital

     On July 9, 1997, the Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 1997. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. On June 16, 2000, the Company signed an amendment to the Factoring Agreement between Bank of America and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as described above, the Factoring Agreement remains unchanged. As of December 31, 2000, the Company had an outstanding balance under this full recourse factoring facility of $161.

     On December 1, 1997, Finova Capital Corp. ("Finova") acquired the Company's $2,000 general line of credit with AT&T-CFC. The Company renewed its credit line with Finova upon its expiration on January 31, 1999 and such general line of credit was increased to $3,000 and extended through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001. On April 17, 2000, Finova approved a permanent increase in the line of $2,000, raising the total amount of funds available to the Company under the general line of credit to $4,000. The Company received a sixty-day notice of termination from Finova on December 11, 2000 terminating the $4,000 general line of credit. The Company used this line of credit to augment its purchasing ability with various vendors.

     The Company's obligations under the agreement with Finova are collateralized by substantially all of the assets of the Company. As of December 31, 2000, the Company had a balance of $115 outstanding under this credit line which has been subsequently repaid. The Company has certain financial covenants with such line of credit with Finova. The Company is in compliance with such covenants as of December 31, 2000.

     Finova and BOA have entered into an intercreditor subordination agreement with respect to their relative interests in substantially all of the Company's assets.

     The Company's agreement with BOA restricts the Company's ability to pay certain dividends without Bank of America's prior written consent.

Note 7 -- Leases

     The Company has capital leases for certain equipment. In addition, the Company is obligated under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by the Company. Under certain leases, the Company has the option to renew for additional terms at specified rentals. Rent expense for such leases approximated $523, $516 and $712 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Deferred rent on the accompanying consolidated balance sheet represents the excess of rents to be paid in the future over rent expense recognized on a straight-line basis.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 2000:

                                                 Capitalized      Operating
                                                   Leases           Leases
                                                 -----------      ---------
2001.......................................         $ 123          $  446
2002.......................................            63             417
2003.......................................            32             403
2004.......................................           - -             406
2005.......................................           - -             409
Thereafter.................................           - -             - -
                                                    -----          ------
Total minimum lease payments...............           218          $2,081
                                                    -----          =======
Less amount representing interest..........            16
                                                    -----
Present value of net minimum lease payments         $ 202
                                                    =====

Note 8 -- Stock Option Plans

     The Company has the following stock option plans:

THE 1989 STOCK OPTION PLAN

     Under the Company's 1989 Stock Option Plan, as amended, 900,000 shares of common stock can be issued through incentive stock options and non-statutory stock options. The incentive stock options allow designated full-time employees, including officers, to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the exercise price for the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five years from the date of the grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to full-time employees, including officers and non-employee directors or consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five years.

     A summary of the changes in outstanding common stock options under the 1989 Stock Option Plan is as follows:

                                                       Options Outstanding
                                                       -------------------
                                                                Weighted-Average
                                                     Shares      Exercise Price
                                                     ------      --------------
Balance at January 1, 1998.....................      695,718          $2.66
   Options exercised...........................      (25,225)          2.55
   Options canceled...........................      (479,734)          2.69
                                                    --------
Balance at December 31, 1998...................      190,759           2.60
   Options exercised...........................      (69,159)          2.02
   Options canceled............................           --             --
                                                     -------
Balance at December 31, 1999...................      121,600           2.04
   Options exercised...........................      (33,250)          1.48
   Options canceled............................          - -            - -
                                                     -------
Balance at December 31, 2000...................       88,350           2.25
                                                     -------
Options exercisable at December 31, 2000.......       88,350          $2.25


     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2000 in the 1989 Stock Option Plan is five years and the exercise price range is $1.00 - $2.87.

1996 STOCK OPTION PLAN

     In June 1996, the Board of Directors of the Company adopted the 1996 Stock Plan. In June 1998, the shareholders approved an increase in the number of shares subject to the 1996 Stock Plan. Under the 1996 Stock Plan, 1,600,000 shares of common stock currently can be issued through incentive stock options and non-statutory stock options and/or stock purchase rights. The incentive stock options allow designated employees, non-employee directors and consultants to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the exercise price for the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five years from the date of grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to employees, non-employee directors and consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five years.

     A summary of the changes in outstanding common stock options under the 1996 Stock Plan is as follows:

                                                       Options Outstanding
                                                  -----------------------------
                                                                Weighted-Average
                                                     Shares      Exercise Price
                                                     ------      --------------

Balance at January 1, 1998.....................      419,500         $5.28
   Options granted.............................    1,408,800          1.62
   Options exercised...........................       (2,500)         2.88
   Options canceled............................     (646,900)         4.40
                                                   ---------
 Balance at December 31, 1998...................   1,178,900          1.39
   Options granted.............................      376,107          5.46
   Options exercised...........................      (81,400)         1.25
   Options canceled............................     (575,250)         1.35
                                                   ---------
Balance at December 31, 1999...................      898,357          2.95
   Options granted.............................      452,200          6.19
   Options exercised...........................     (136,450)         1.27
   Options canceled............................     (197,200)         4.66
                                                   ---------
Balance at December 31, 2000...................    1,016,907          4.28
                                                   ---------
Options exercisable at December 31, 2000.......      447,738        $ 1.60

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2000 in the 1996 Stock Option Plan is nine years and the exercise price range is $1.25 - $17.31.

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

NON-QUALIFIED STOCK OPTIONS

     A summary of the changes in outstanding common stock options under Non-Qualified Agreements is as follows:

                                                       Options Outstanding
                                                   -----------------------------
                                                                Weighted-Average
                                                     Shares      Exercise Price
                                                   ----------   ----------------
Balance at January 1, 1998.....................      823,841        $5.82
   Options granted.............................      993,209         2.97
   Options exercised...........................      (37,625)        2.13
   Options canceled............................   (1,205,925)        5.53
                                                  ----------
Balance at December 31, 1998...................      573,500         1.74
   Options granted.............................      316,893        10.75
   Options exercised...........................     (123,691)        1.32
   Options canceled............................         (500)        2.13
                                                  ----------
Balance at December 31, 1999...................      766,202         5.37
   Options granted.............................      884,300         2.78
   Options exercised...........................         --            --
   Options canceled............................      (19,550)        2.74
                                                  ----------
Balance at December 31, 2000...................    1,630,952         4.00
                                                  ----------
Options exercisable at December 31, 2000.......      550,103        $3.18

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2000 under Non-Qualified Agreements is nine years and the exercise price range is $1.25 - $10.75.

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

1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     In February 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors Stock Option Plan (the "1996 Non-Employee Directors Plan") pursuant to which 500,000 shares of Common Stock can be issued through non-statutory stock options. Under the terms of the 1996 Non-Employee Directors Plan, each non-employee director who first becomes a member of the Board after approval of such plan by the shareholders of the Company, shall be automatically granted, on the date such person becomes a member of the Board, an option to purchase 30,000 shares of Common Stock. In addition, each non-employee director who is a member of the Board on the first trading day of each year shall be automatically granted on such date, without further action by the Board, an option to purchase 5,000 shares of Common Stock. The exercise price per share under the 1996 Non-Employee Directors Plan shall be equal to the fair market value (as defined) of a share of Common Stock on the applicable grant date, and options granted under the 1996 Non-Employee Directors Plan vests over a four-year period.

     A summary of the changes in outstanding common stock options under the 1996 Non-Employee Directors Plan is as follows:

                                                       Options Outstanding
                                                   -----------------------------
                                                                Weighted-Average
                                                     Shares      Exercise Price
                                                   ----------   ----------------
Balance at January 1, 1998.....................       60,000         $4.38
   Options granted.............................       30,000          6.50
                                                   ---------
Balance at December 31, 1998                          90,000          5.09
   Options granted.............................       30,000          1.69
                                                   ---------
Balance at December 31, 1999...................      120,000          4.23
   Options granted.............................       30,000         16.94
                                                   ---------
Balance at December 31, 2000...................      150,000          6.77
                                                   ---------
   Options exercisable at December 31, 2000....       75,000         $4.52


     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2000 under the 1996 Non-Employee Directors Plan is eight years and the exercise price range is $1.69 - $16.94.

     The following table summarizes information about ECCS stock options outstanding at December 31, 2000.


                      Outstanding                             Exercisable
                      -----------                             -----------

Range of        Number of    Weighted     Weighted      Number of    Weighted
Exercise        Options      Average      Average       Options      Average
Price           -------      Remaining    Exercise      -------      Exercise
-----                        Years of     Price                      Price
                             Contractual  -----                      -----
                             Life
                             ----

$0 - $2.00        862,759       8          $1.27         806,066     $1.27
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
$2.01 - $5.00   1,261,750       9          $2.94         232,750     $3.21
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
$5.01 - $12.00    700,200       9          $9.02         122,375    $10.23
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
$12.01 - $20.00    61,500       9         $16.53              --        --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
TOTAL           2,886,209                              1,161,191
--------------------------------------------------------------------------------


STOCK WARRANTS

     At December 31, 2000, 298,848 common stock purchase warrants with an exercise price of $1.25 per share were outstanding to a director of the Company. Such warrants expire in 2004. At December 31, 2000, all such warrants were exercisable.

     The Company has reserved 3,185,057 shares of Common Stock for the exercise of stock options and warrants as described above.

FAS 123 Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000: risk-free interest rates of between 4.3%-5.74% in 1998, 4.6%-6.3% in 1999 and 5.8%-6.65% in 2000; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .947 in 1998, .997 in 1999 and 1.168 in 2000; and a weighted-average expected life of four years. The weighted average fair market value of stock options issued in 1998, 1999 and 2000 was $2.20, $5.47 and $3.31 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):

                                           1998           1999          2000
                                           ----           ----          ----

Net income (loss) as reported........    $(2,657)       $  1,952       $(12,855)
Pro forma net income (loss)..........    $(3,802)       $  1,538       $(14,814)
Income (loss) per share as reported
  Basic..............................    $  (.24)       $     .18      $  (1.12)
Pro forma income (loss) per share
  Basic..............................    $  (.35)       $     .14      $  (1.29)
Income (loss) per share as reported      $  (.24)       $     .16      $  (1.12)
- diluted............................
Pro forma income (loss) per share -      $  (.35)       $     .13      $  (1.29)
diluted..............................

Note 9 -- Employee Stock Purchase Plan

     In June 1995, the Company adopted a 1995 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to purchase Common Stock, through payroll deductions during a Purchase Period, at a purchase price that shall be the lesser of (a) 85% of the Fair Market Value of a share of Common Stock on the first day of such Purchase Period, or (b) 85% of the Fair Market Value of a share of Common Stock on the exercise Date of such Purchase Period, as each of such terms are defined in the Purchase Plan. At December 31, 2000, 247,630 shares were issued under the Purchase Plan, of which 51,522 were issued in 2000.

     In June 1998, the shareholders approved an increase in the number of shares reserved for issuance under the Plan to 400,000 from 150,000.

Note 10 -- Income Taxes

     The provision for income taxes is comprised of the following:

                                                         December 31,
                                                         ------------
                                                    1998       1999        2000
                                                    ----       ----        ----
Federal:
  Current...................................     $    --    $   --      $   --
  Deferred..................................          --        --          --

State:
  Current...................................          --      (438)       (235)
  Deferred..................................          --        --          --
                                                   -----      -----       -----

Total.......................................     $    --    $ (438)     $ (235)
                                                 =======     ======      ======


     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax balances as of December 31, 1999 and 2000 are as follows:


                                                        1999               2000
                                                        ----               ----

Tax credits....................................     $   753             $   933
Net operating losses...........................       2,899               6,908
Capitalized software...........................        (698)               (158)
Inventory, warranty and other reserves.........       1,283               1,540
Valuation allowance............................      (4,237)             (9,223)
                                                     ------              ------
Total..........................................          --                 --
                                                     =======             =======

     During 1999, the Company utilized $1,144 of net operating loss carryover ("NOL") for federal tax purposes. As of December 31, 2000, the Company has NOL carryovers for Federal income tax purposes of approximately $18,932, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. The Company experienced a change in ownership in 1996 and in 2001 as defined by
Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited. (See Note 13.)

     As of December 31, 2000, the Company has approximately $9,400 of state NOL carryforwards which will begin to expire in 2006 and state research and development tax credit carryforwards of $342.

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

     The differences between the provision for income taxes and income taxes computed using the Federal income tax rate were as follows:

                                                          December 31,
                                                          -----------
                                                    1998      1999       2000
                                                    ----      ----       ----
Computed tax expense (benefit).................   $ (903)   $  509    $(4,451)
Increase (decrease) in valuation
allowance (use of NOL).........................    1,131      (682)     4,986
Research and development tax credits...........     (228)       --         --
Sale of state NOL and R&D credit/other.........       --      (265)      (770)
                                                    ----       ----       ----
Actual tax expense (benefit)...................    $  --    $ (438)   $  (235)
                                                   ======    ======    =======

     During the fourth quarter of 1999, the Company sold approximately $7,100 of state NOL carryovers and $149 of R&D tax credit carryovers to an unrelated third party for approximately $438. During the fourth quarter of 2000, the Company sold approximately $5,189 of state NOL carryovers and $40 of research and development tax credit carryovers to an unrelated third party for approximately $235.

Note 11 -- Computation of Basic and Diluted Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                        1998          1999        2000
                                        ----          ----        ----

Numerator:


Net income (loss)                      $ (2,657)   $  1,952      $(12,855)
                                       --------    --------      --------
Denominator:

Denominator for basic earnings per
share-weighted average shares            10,969      11,093        11,490
                                         ------      ------        ------

Effect of dilutive securities:

Employee stock options                       --         727            --
Warrants                                     --         158            --
Convertible preferred stock                  --          --            --
                                          ------     ------         ------

                                             --         885            --
                                          ------     ------         ------
Dilutive potential common shares
Denominator for diluted earnings per
share -Adjusted weighted-average shares
and assumed conversion                    10,969      11,978        11,490
                                          ======      ======       =======


Basic earnings (loss) per share          $ (0.24)     $ 0.18       $ (1.12)
                                          ======      ======       =======


Diluted earnings (loss) per share        $ (0.24)     $ 0.16       $ (1.12)
                                          ======      ======       =======

Note 12 - Commitments and Contingencies

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

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas have been received by several of our employees, including certain officers, who are expected to testify before the grand jury. Not all of such testimony has been provided. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any federal laws in connection with our sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of $500 for each unit sold to the Air Force, with the proceeds going to the benefit of Co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the Air Force in procuring computer-related products and other related parties were indicted on multiple federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including us, to the U.S. Air Force. The defendants in the Indictment appear to be the co-conspirators referred to in the Information. We are referred to in the Indictment in terms similar to the Information. We believe that we had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by us to any of the defendants in the Indictment were properly authorized; and that we have not violated any federal laws in connection with the our sale of computer products which were ultimately received by the U.S. Air Force.

     In December 2000, the United States Attorney's Office in Boston Massachusetts advised us through our attorneys that the United States government has no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the United States Air Force.

     There are no other individual material litigation matters pending to which the Company is party or to which any of its property is subject.

Note 13 - Subsequent Events

     On November 10, 2000, we sought shareholder approval for the issuance of up to 6,857,143 shares of 6% cumulative convertible preferred stock Series A to raise up to an aggregate of $12,000 of gross proceeds. The shareholder meeting was originally scheduled for November 30, 2000, and was adjourned twice by the Company to December 22, 2000 in order to give shareholders the maximum opportunity to vote. The Company was unable, however, to obtain the requisite quorum to conduct a meeting within the statutory maximum sixty (60) day period. As the record date for the shareholder meeting was October 26, 2000, the last day we could hold the meeting was December 25, 2000. The Company did obtain the sufficient votes on the 61st day, or December 26, 2000. Of those shareholders responding, an overwhelming 95.1% approved the proposed transaction. Since the quorum was achieved past the date of the statutory maximum, we believe it was necessary to apply to Nasdaq for an exception to shareholder approval.

     On January 25, 2001, we applied for an exception to Nasdaq Marketplace Rule 4350(i)(1) requiring the Company to receive shareholder approval of an equity financing when such financing would result in a change of control of the issuer.

     On February 22, 2001, Thomas Unterberg rendered his resignation from the Board of Directors of ECCS, Inc.

     On February 23, 2001, Nasdaq determined that an exception from the shareholder approval requirement was warranted subject to the Company mailing to all shareholders, no later than ten days before the completion of the financing, a letter describing the proposed transaction and alerting shareholders to the Company's omission to seek the shareholder approval that would otherwise be required. The letter was required to indicate that the Audit Committee of the Board had expressly approved the exception. In addition, the Company was required to issue a press release describing the transaction.

     On March 9, 2001, we issued 1,450,000 shares of our 6% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to accredited investors for an aggregate gross proceeds equal to $2,900, pursuant to a private equity placement (the "Private Placement"). The Series A Preferred Stock has a 6% cumulative coupon and is initially convertible into our Common Stock on an 8-for-1 basis. The Series A Preferred Stock also has liquidation and dividend preferences superior to those of existing stockholders. The purchasers of Series A Preferred Stock also acquired certain anti-dilution and registration rights. No underwriter was employed by us in connection with the issuance of the securities in the Private Placement, however, C.E. Unterberg, Towbin ("Unterberg Towbin") acted as our placement agent. As compensation for its services, Unterberg Towbin received a fee equal to 78,125 shares of Series A Preferred Stock, in addition to payment of certain expenses if fully sold. Thomas I. Unterberg, a former director of the Company, along with certain affiliates of Mr. Unterberg, purchased 567,500 shares of Series A Preferred Stock on the same terms and conditions as all other purchasers. Mr. Unterberg also is Chairman, Managing Director and member of the Executive Committee of Unterberg Towbin. In addition, the issuance of these shares will be considered a change in ownership for Federal income tax purposes as defined in Section 382 of the Internal Revenue Code, thereby limiting the Company's use of its NOL carryforwards.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data including NAS and SAN. In the fourth Quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization. The SANStar product did not account for any revenues, but represented a substantial potion of the engineering costs in 2000.

Note 14 -- Quarterly Financial Information

                         Quarterly Financial Information
                                   (unaudited)
                                      1999


                           Q1         Q2          Q3        Q4          TOTAL

Net sales               $9,433     $8,909     $11,737    $9,682        $39,761
Gross profit             2,939      3,200       3,623     3,222         12,984
Net income                  73        208         701       970          1,952
Net income per
share-basic               0.01       0.02        0.06      0.09           0.18
Net income per
share-dilutive          $ 0.01     $ 0.01       $0.06     $0.08          $0.16


                                      2000

                           Q1         Q2          Q3        Q4          TOTAL

Net sales                $4,607     $4,033      $4,429    $1,953       $15,022
Gross profit (deficit)    1,870      1,120       1,146    (4,382)*        (246)
Net loss                 (1,234)    (2,128)     (1,833)   (7,660)      (12,855)
Net loss per
share-basic               (0.11)     (0.18)      (0.16)    (0.67)        (1.12)
Net loss per
share-dilutive           ($0.11)    ($0.18)     ($0.16)   ($0.67)       ($1.12)

* Included write-down of capitalized software costs of $1,738 and $.15 on a per share basis.

                           ECCS, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

                                 (in thousands)

Column A                       Column B        Column C      Column D  Column E

                                              Additions
                                              ---------

                                          Charged    Charged            Balance
                               Balance at   to        to                  at
          DESCRIPTION          Beginning   Costs     Other   Deductions- End of
                               of Period   and      Accounts- Describe   Period
                                          Expenses  Describe

YEAR ENDED December 31, 2000
Allowance for Doubtful
Accounts & Returns/Credits..... $   - -   $   310  $           $         $  310
Tax valuation.................. $ 4,237   $        $ 4,986(D)  $         $9,223
Inventory...................... $   974   $ 2,523  $           $1,030(B) $2,467
Warranty....................... $   746   $    38  $           $  207    $  577
YEAR ENDED December 31, 1999
Allowance for Doubtful
Accounts & Returns/Credits..... $   334   $    --  $    --     $  334(A) $   --
Tax valuation.................. $ 5,114   $    --  $    --     $  877(C) $4,237
Inventory...................... $   785   $   840  $    --     $  651(B) $  974
Warranty....................... $   523   $   436  $    --     $  213    $  746
YEAR ENDED December 31, 1998:
Allowance for Doubtful
Accounts & Returns/Credits..... $   297   $   204  $    --     $  167(A) $  334
Tax valuation.................. $ 3,779   $    --  $ 1,335(D)  $   --    $5,114
Inventory...................... $   708   $   667  $    --     $  590(B) $  785
Warranty....................... $   534   $   273  $    --     $  284    $  523



(A) Amounts written off during the year.
(B) Amounts written off during the year or obsolete  inventory  sold.
(C) Primarily due to utilization of net operating loss.
(D) Primarily due to increase in net operating loss.