Form 10-K/A
period 2000-12-31
ECCS INC
filed 2001-04-30
CIK 900619

CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                   FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of Each Exchange on Which Registered

-------------------------              -----------------------------------------

-------------------------              -----------------------------------------

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

                                EXPLANATORY NOTE

     ECCS, Inc. (the "Company") hereby amends Items 10, 11, 12 and 13 of Part III of its Annual Report on From 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001, by including the disclosures set forth herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The persons whose names and biographies appear below are at present directors of the Company. An additional nominee to the Board is not a current member of the Board of Directors; however, such nominee was a member of the Board during fiscal 2000. The current members of the Board of Directors who are also nominees for election to the Board are as follows:

                                   SERVED AS A     POSITIONS WITH
             NAME          AGE    DIRECTOR SINCE   THE COMPANY
             ----          ---    --------------   --------------
Michael E. Faherty......    66         1994        Chairman of the Board and
                                                   Director

Gregg M. Azcuy..........    42         1996        President and Chief Executive
                                                   Officer and Director

Gale R. Aguilar.........    68         1995        Director

James K. Dutton.........    68         1994        Director

Donald E. Fowler........    63         1996        Director

Frank R. Triolo.........    67         1996        Director

     An additional nominee for election to the Board of Directors who is not a current member of the Board is as follows:

             NAME          AGE
             ----          ---
Thomas I. Unterberg.....    70

     The principal occupations and business experience, for at least the past five years, of each Director and nominee are as follows:

     Mr. Faherty has served as Chairman of the Board of the Company since December 1994. From December 1994 to June 1996, he also served as the Company's Chief Executive Officer. Prior to that, from August 1994 through October 1994, he provided consulting services to the Company. Since February 1977, Mr. Faherty has been the principal of MICO, a general business consulting firm. From January 1992 to January 1994, Mr. Faherty served as President and Chief Executive Officer of Shared Financial Systems, Inc., a worldwide provider of software and consulting services to data processing market segments that utilize on-line transaction processing. From February 1989 to June 1992, Mr. Faherty was employed by Intec Corp., a company engaged in the development and sale of hardware and software systems designed to measure online defects, serving as President of such company during such time and, from February 1990, serving as its Chairman. In addition, from December 1992 to the present, Mr. Faherty has been a general partner of Faherty Property Co., a family investment partnership.

     In August 1995, ALC Communications Corporation merged into Frontier. Mr. Faherty was a director of ALC until the time of such merger and became a director of Frontier upon the consummation of such merger. On April 10 and 11, 1995, three lawsuits were commenced against ALC as a result of its announced merger with Frontier. The lawsuits purport to be class actions brought on behalf of all ALC shareholders against ALC and its directors. Among other things, the complaints sought to enjoin the merger or to obtain an award of damages. On June 9, 1995, the Delaware court consolidated the three cases for all purposes under Mayers v. Irwin, et al., C.A. No. 14196. On July 10, 1995, ALC and its directors answered the consolidated complaint.

     Mr. Azcuy has been President, Chief Executive Officer and a Director of the Company since June 1996. He joined us in April 1994 as Executive Vice President, Products Division. In September 1994, he became Acting Chief Operating Officer and, in February 1995, became Vice President and Chief Operating Officer. Prior to joining the Company, from 1993 to 1994, Mr. Azcuy was International Marketing Manager for Hitachi Data Systems International, a manufacturer of mainframe storage products. From 1991 to 1993, Mr. Azcuy was Vice President, Marketing and Sales, for System Industries, Inc., an Open Systems provider of storage solutions and, prior to that, from 1982, held various managerial and sales positions within Systems Industries.

     Mr.  Aguilar  has been a Director of the  Company  since  March  1995.  Mr.
Aguilar currently is President and a director of Mitem Corporation, a software development company. Prior to that, from 1989 to 1992, Mr. Aguilar was Executive Vice President of SF2, a company which pioneered RAID technology. From 1982 to 1988, Mr. Aguilar served as Senior Vice President of Marketing and Corporate Development for Prime Computer. Prior to that, for 27 years, he held various executive positions in sales, marketing and development with IBM Corporation.

     Mr. Dutton has been a Director of the Company since August 1994. He is a retired business executive. He is currently a director of Network Equipment Technologies, Inc., a publicly held company.

     Mr. Fowler has been a Director of the Company since June 1996. Mr. Fowler is Chairman of IBT Financial and High Speed Surfing, both early stage and venture-capital backed companies. He serves on the Board of Directors of several early stage companies and also serves on several advisory Boards. Mr. Fowler has been CEO of there start-up companies. From 1986 to 1996, Mr. Fowler was Senior Vice President at Tandem Computers and previously held executive positions at Bechtel Group and IBM. He is a member of the President's Cabinet at Cal Poly San Louis Obispo, a California State University.

     Mr. Triolo has been a Director of the Company since June 1996. From September 1995 to January 1997, Mr. Triolo was chairman of Knowledge Discovery 1, a software and services company. Prior to that, from June 1994 to June 1995, Mr. Triolo was the chairman and chief executive officer of Datacache, a computer hardware and software company. Prior to that, from 1992 to April 1994, Mr. Triolo served as a senior officer with AT&T Global Information Solutions (now
NCR).  From 1985 to 1992,  he was a senior  officer with  Teradata  Corporation.
Prior to that, he was a senior sales executive with Amdahl Corporation. Currently, he is a consultant to technology companies in sales and marketing.

     Mr. Unterberg was a Director of the Company from June 1996 until February 2001 when he resigned. Mr. Unterberg is Chairman, Managing Director and member of the Executive Committee of C.E. Unterberg, Towbin, an investment banking firm which serves as the Company's financial advisor. Unterberg Harris, the predecessor firm to Unterberg Towbin, was the sole underwriter in our follow-on public offering in August 1997 and was the lead manager in the Company's initial public offering in 1993. In addition, Unterberg Harris acted as placement agent in the Company's private offerings of preferred stock in 1995 and 1996. From 1987 to 1989, Mr. Unterberg was head of Technology Investment Banking at Lehman Brothers. From 1977 to 1986, he was a General Partner, Managing Director and Chairman of L.F. Rothschild, Unterberg, Towbin. He currently serves as a director of AES Corporation, Electronics for Imaging, Inc. and Systems and Computer Technology Corporation, each a publicly held company.

     All Directors hold office until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. There are no family relationships among any of the nominees for the Board of Directors and executive officers of the Company.

COMPENSATION OF DIRECTORS

     The Company paid each non-employee Director $1,000 for the first Board meeting, whether in-person or telephonic, held in each month that such Board member attended. Pursuant to these arrangements, Messrs. Aguilar, Dutton, Faherty and Fowler, each, a Director during fiscal 2000 and nominee at the Meeting, received $11,000 and Messrs. Triolo and Unterberg, each, a Director during fiscal 2000 and nominee at the Meeting, received $9,000 in fiscal 2000. The Company also reimbursed each outside Director for his reasonable expenses in connection with his attendance at regularly scheduled meetings of the Board or its committees.

     At the Meeting of the Board in December 2000, the Board agreed to the immediate discontinuance of the $1000 compensation per meeting for an indefinite period of time.

     In addition, the Company may, from time to time and in the discretion of the Board of Directors, grant options or warrants to Directors. Non-employee directors are also eligible to receive options pursuant to the Company's 1996 Non-Employee Directors' Stock Option Plan, as amended (the "Non-Employee Plan") as compensation for serving on the Company's Board of Directors.

     On February 23, 1996, the Board of Directors adopted, and on August 22, 1996 the shareholders of the Company approved, the 1996 Non-Employee Plan. On June 22, 2000, the shareholders approved an amendment to the 1996 Non-Employee Plan increasing the maximum number of shares of Common Stock available for issuance under the 1996 Non-Employee Plan from 150,000 to 500,000 shares.

     On January 3, 2000, the Company granted to each non-employee Director options to purchase 5,000 shares of Common Stock under the 1996 Non-Employee Plan at an exercise price equal to $12.625 per share. On January 2, 2001, the Company granted to each non-employee Director options to purchase 5,000 shares of Common Stock under the 1996 Non-Employee Plan at an exercise price equal to $0.313 per share.

     Under the terms of the 1996 Non-Employee Plan, each non-employee Director who first becomes a member of the Board shall be automatically granted, on the date such person becomes a member of the Board, an option to purchase 30,000 shares of Common Stock. In addition, each non-employee Director who is a member of the Board on the first trading day of each year shall be automatically granted on such date, without further action by the Board, an option to purchase 5,000 shares of Common Stock.

     As Chairman of the Board of Directors, Mr. Faherty received a salary of $22,154 for fiscal 2000, which salary ended November 17, 2000. Mr. Faherty agreed not to receive regular compensation for the month of December 2000 and for an indefinite period of time in fiscal 2001.

EXECUTIVE OFFICERS

     The  following  table  identifies  the  current  executive  officers of the
Company:

                                           CAPACITIES IN                     IN CURRENT
         NAME               AGE            WHICH SERVED                    POSITION SINCE
         ----               ---            -------------                   --------------

Gregg M. Azcuy.........      42   President and Chief Executive Officer         1996

Louis J. Altieri(1)....      41   Vice President, Finance and                   1995
                                  Administration

Priyan Guneratne(2)....      45   Vice President, Engineering and               1999
                                  Operations

--------------

(1) Mr. Altieri, C.P.A., joined the Company in September 1994 as Controller and became Vice President, Finance and Administration in October 1995. Prior to joining the Company, from September 1991 until September 1994, Mr. Altieri served as corporate controller of Monroe Systems for Business, Inc., an international manufacturer, distributor and service provider of business equipment. Prior to that, from June 1985 until September 1991, he served as corporate controller/treasurer of C.M. Ofray and Sons, Inc., and Lion Ribbon Company, each a manufacturer of novelty ribbons to florists, wholesalers and large retailers.

(2) Mr. Guneratne joined the Company in 1992 as Director of Manufacturing for the Company's Products Division and later served as Director of Engineering. He became Vice President, Operations in 1995 and subsequently was given additional responsibilities related to hardware development in 1998 and at that time became Vice President, Operations and Hardware Development. In December 1999, Mr. Guneratne was appointed Vice President, Engineering and Operations. Prior to joining the Company, from 1986, Mr.
     Guneratne served in various product and design positions for E-Systems Garland Division, including Program Manager, Engineering Manager and
     Products Manager. From 1976 through 1986, Mr. Guneratne held various positions in engineering design and development at Unisys Corporation and Raytheon Company.

     None of the Company's executive officers is related to any other executive officer, any Director of the Company or any nominee for Director. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a)of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors, executive officers and shareholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership and reports of changes in ownership with respect to the Company's equity securities with the Securities and Exchange Commission (the "SEC"). All reporting persons are required by SEC regulation to furnish the Company with copies of all reports that such reporting persons file with the SEC pursuant to
Section 16(a).

     The Company believes that during the fiscal year ended December 31, 2000, its executive officers, Directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements. In making this statement, the Company has relied upon the written representations of its Directors, executive officers and holders of more than 10% of its Common Stock, and its review of the reports submitted to the Company for 2000.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION IN 2000, 1999 AND 1998

     The following Summary Compensation Table sets forth information concerning compensation during the years ended December 31, 2000, 1999 and 1998 for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer at any time during 2000 and each other executive officer of the Company whose aggregate cash compensation exceeded $100,000 at the end of 2000 (collectively, the "Named Executives").

---------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                  Annual Compensation                            Long-Term
                                                                                               Compensation

                                   -------------------------------------------------   ------------------------------

                                                                                                   Awards
                                                                                       ------------------------------
                                                                            Other        Restricted
                                                                           Annual      Stock Award(s)   Securities
        Name and Principal                      Salary        Bonus     Compensation        ($)         Underlying
             Position                Year         ($)          ($)         ($)(1)           (f)         Options (#)
               (a)                   (b)          (c)          (d)          (e)                             (g)
--------------------------------   --------   -----------   ---------   ------------   --------------   -----------
Gregg M. Azcuy, ...............      2000      $258,077          --          --             --           152,500(8)
   President and                     1999      $220,000      $154,223        --             --           200,000(2)
   Chief Executive Officer           1998      $199,230          --          --             --           516,309(3)

Louis J. Altieri,..............      2000      $169,616          --          --             --           121,000(8)
   Vice President, Finance and       1999      $149,692      $ 96,073        --             --           100,000(4)
   Administration                    1998      $134,692          --          --             --           121,000(5)

Priyan Guneratne,..............      2000      $189,423          --          --             --           118,000(8)
   Vice President, Engineering       1999      $149,642      $ 86,689        --             --           118,000(6)
   and Operations                    1998      $124,692          --          --             --           118,000(7)

--------------------------------   --------   ----------   ---------   -------------   --------------   -----------


(1) The costs of certain benefits are not included because they did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus as reported above.

(2) Represents options that the Company granted on December 17, 1999 at an exercise price of $10.75 per share.

(3) Represents options that the Company canceled, reissued and repriced in October 1998 at an exercise price of $1.25 per share. Such options were initially granted as follows: (i) 75,000 options on October 6, 1994 at an exercise price of $2.44 per share; (ii) 76,309 options on June 20, 1996 at an exercise price of $2.875 per share; (iii) 25,000 options on October 26, 1996 at an exercise price of $3.00 per share; (iv) 40,000 options on December 30, 1996 at an exercise price of $4.50 per share; and (v) 300,000 options on February 18, 1998 at an exercise price of $4.00 per share, such options being originally granted in October 1997 at an exercise price of $8.00 per share.

(4) Represents options that the Company granted on December 17, 1999 at an exercise price of $10.75 per share.

(5) Represents options that the Company canceled, reissued and repriced in October 1998 at an exercise price of $1.25 per share. Such options were initially granted as follows: (i) 6,000 options on October 6, 1994 at an exercise price of $2.44 per share; (ii) 20,000 options on February 1, 1995 at an exercise price of $2.125 per share; (iii) 10,000 options on October 26, 1995 at an exercise price of $3.00 per share; (iv) 20,000 options on June 20, 1996 at an exercise price of $2.875 per share; (v) 15,000 options on December 30, 1996 at an exercise price of $4.50 per share; and (vi) 50,000 options on February 8, 1998 at an exercise price of $4.00 per share, such options being originally granted in October 1997 at an exercise price of $8.00 per share.

(6) Represents options that the Company granted on June 24, 1999 and December 17, 1999 at an exercise price of $3.44 and $10.75 per share, respectively.

(7) Represents options that the Company canceled, reissued and repriced in October 1998 at an exercise price of $1.25 per share. Such options were initially granted as follows: (i) 18,000 options on October 6, 1994 at an exercise price of $2.44 per share; (ii) 10,000 options on October 26, 1995 at an exercise price of $3.00 per share; (iii) 10,000 options on June 20, 1996 at an exercise price of $2.875 per share; (iv) 10,000 options on December 30, 1996 at an exercise price of $4.50 per share; (v) 10,000 options on June 26, 1997 at an exercise price of $5.00 per share; and (vi) 60,000 options on February 18, 1998 at an exercise price of $4.00 per share, such options being originally granted in October 1997 at an exercise price of $8.00 per share.

(8) Represents options that the Company granted on August 16, 2000 at an exercise price of $2.78 per share.

OPTION GRANTS IN 2000

     The following table sets forth information concerning individual grants of stock options during 2000 to each of the Named Executives. The Company has never granted any stock appreciation rights.

--------------------------------------------------------------------------------------------------------------------------
                                                  OPTION GRANTS IN 2000
--------------------------------------------------------------------------------------------------------------------------
                                ---------------------------------------------------------------
                                                      Individual Grants
                                ---------------------------------------------------------------
                                                                                                  Potential Realizable
                                                                                                 Value At Assumed Annual
                                                                                                  Rates Of Stock Price
                                                                                                 Appreciation For Option
                                                       Percent                                            Term(2)
                                     Number Of        Of Total                                  -------------------------
                                     Securities        Options
                                     Underlying      Granted To      Exercise
                                      Options         Employees      Or Base
                                     Granted(1)       In Fiscal       Price       Expiration
             Name                       (#)             Year          ($/Sh)         Date         5% ($)        10% ($)
             (a)                        (b)              (c)            (d)           (e)           (f)            (g)
-------------------------------    -------------    ------------   ------------   -----------   ------------   ----------
Gregg M. Azcuy.............          152,500(3)         11.4%          2.78         8/16/10       266,620        675,667

Louis J. Altieri...........          121,000(3)          9.1%          2.78         8/16/10       211,548        536,103

Priyan Guneratne...........          118,000(3)          8.8%          2.78         8/16/10       206,303        522,811


(1) An aggregate of 1,336,500 options were granted pursuant to stock option agreements to employees of the Company during fiscal 2000. The options terminate on the expiration date, subject to earlier termination on the optionee's death, disability or termination of employment with the Company. Options are not assignable or otherwise transferable except by will or the laws of descent and distribution. In the event of a reorganization of the Company, as defined in the Company's 1996 Stock Plan (the "1996 Plan"), the Board of Directors may, in its discretion, accelerate the exercise dates of outstanding options.

(2) Based on a grant date fair market value equal to the grant date exercise price per share of the applicable option for each of the Named Executives and assumes no adjustments to the grant date exercise price.

(3) Such options were granted outside of any of the Company's stock option plans and are exercisable to the extent of 50% of the options granted on each of the first and second anniversary of the date of grant.

AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning each exercise of options during 2000 by each of the Named Executives and the year-end number and value of unexercised in-the-money options or warrants held by each of the Named Executives.

-----------------------------------------------------------------------------------------------------------
                                         AGGREGATED OPTION EXERCISES IN 2000
                                             AND YEAR-END OPTION VALUES
-----------------------------------------------------------------------------------------------------------
                                                                          Number Of
                                                                         Securities           Value Of
                                                                         Underlying         Unexercised
                                                                         Unexercised        In-The-Money
                                                                         Options At          Options At
                                                                          Fiscal              Fiscal
                                          Shares                          Year-End           Year-End
                                         Acquired         Value             (#)               ($)(1)
                                            On          Realized         Exercisable/       Exercisable/
                Name                    Exercise(#)        ($)          Unexercisable       Unexercisable
                 (a)                       (b)             (c)              (d)                 (e)
-----------------------------------------------------------------------------------------------------------
Gregg M. Azcuy..................            --              --          572,559/302,500         0/0

Louis J. Altieri................          67,750       1,133,000(2)      88,500/206,500         0/0

Priyan Guneratne................          81,000       1,351,250(2)      85,500/196,000         0/0


(1) Based on a fiscal year-end fair market value of the underlying securities equal to $0.313 per share.

(2) Represents value realized if shares were sold on the same day they were exercised, however, such shares were not sold during fiscal 2000 and were still held by the Named Executive at the end of such year.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     Except as set forth below, there are no employment  contracts,  termination
of  employment  or   change-in-control   arrangements  with  any  of  the  Named
Executives.

     On April 27, 2001, the Compensation and Option Committee of the Company approved a proposal to extend, for a period terminating on February 28, 2002, to Gregg M. Azcuy, Louis J. Altieri, Priyan Guneratne and Timothy Berbrick, (collectively, the "Senior Staff"), certain change of control severance and bonus payments pursuant to certain Senior Staff Change In Control Severance And Incentive Compensation Agreements (the "Change In Control Agreements"). Specifically, the Company agreed that (i) twelve (12) months severance will be paid to such persons in the event of certain terminations after a change in control of the Company and (ii) an incentive bonus will be paid if such persons are still in the employ of the Company at the completion of a change in control, such bonus to be calculated based on the consideration received by the Company in the change of control. If the consideration paid for the change in control is more than $2.00 per share, net of incentive compensation paid or to be paid to the

Senior Staff, then such bonus shall be three (3) months severance. If the consideration paid for the change in control is less than $2.00 per share, net of incentive compensation paid or to be paid to the Senior Staff, then such bonus shall be one (1) month severance. The maximum severance and bonus payments which could be payable to each of Messrs. Azcuy, Altieri, Guneratne and Berbrick exceeds $100,000. The maximum aggregate severance and bonus payments which could be payable by the Company to all covered employees under such plan currently is approximately $881,000.

     Under the 1996 Plan, in the event of a reorganization of the Company, as defined in the 1996 Plan, the Board of Directors may, in its discretion, accelerate the exercise dates of outstanding options.

EXECUTIVE LOAN POLICY

     In October 1997, the Compensation Committee approved the Company's Executive Loan Policy. Pursuant to such policy, the Company may make loans to officers of the Company (the "Executive Loans") provided the Company will benefit by entering into an Executive Loan and that such loan only subjects the Company to minimal financial risk. The officer requesting an Executive Loan must pledge ample collateral as security for such loan and must be in good standing with the Company throughout the Executive Loan approval process. The Company's
Chief Executive Officer and its Compensation Committee must approve each Executive Loan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The only members of the Compensation Committee during fiscal 2000 were Gale
R. Aguilar, James K. Dutton, Michael E. Faherty, Frank R. Triolo and Donald E. Fowler (Chairperson of the Compensation and Option Committee) and Thomas I. Unterberg. On February 22, 2001, Mr. Unterberg resigned as a member of the Company's Board of Directors and its Compensation Committee. Mr. Unterberg is a current nominee for Director of the Company.

     Pursuant to a private placement completed on April 19, 2001 (the "Private Placement"), the Company issued an aggregate of 2,000,000 shares of its 6% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to accredited investors for aggregate gross proceeds equal to $4,000,000. The Series A Preferred Stock has a 6% cumulative coupon and is initially convertible into the Company's Common Stock on an 8-for-1 basis. C.E. Unterberg, Towbin, an investment banking firm ("Unterberg Towbin"), served as the Company's financial advisor in the Private Placement and received as its fee 125,000 shares of Series A Preferred Stock plus reimbursement of reasonable expenses. Thomas I. Unterberg is the Chairman, Managing Director and member of the Executive Committee of Unterberg Towbin. Mr. Unterberg, a current nominee for election to the Board of Directors, was a member of the Board of Directors of the Company from June 1996 until February 2001. Mr. Unterberg purchased 125,000 shares of Series A Preferred Stock in the Private Placement on the same terms and conditions as all other purchasers. Mr. Unterberg is the beneficial owner of 28.2% of the shares of Series A Preferred Stock issued in the Private Placement and 32.5% of the Company's Common Stock. For a discussion of Mr. Unterberg's beneficial ownership of the Company's Series A Preferred and Common Stock, see "Item 12. Security Ownership Of Certain Beneficial Owners and Management."

     There are no "interlocks", as defined by the SEC, with respect to any Director who for any part of 2000 served as a member of the Compensation Committee.

     In 2000, the Company granted to each of the members of the Compensation Committee options to purchase Common Stock of the Company. See "Item 10. Directors and Executive Officer of the Registrant -- Compensation of Directors."

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer Manufacturers Index for the five year period ending on the last day of the Company's last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.


                 COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)(3)
                  Among the Company, the Nasdaq Composite Index
                   and the Nasdaq Computer Manufacturers Index




                        [PERFORMANCE GRAPH]






                                        12/31/95      12/31/96      12/31/97     12/31/98     12/31/99      12/31/00
       ------------------------------ ------------- ------------- ------------ ------------ -------------- -----------
       Nasdaq Composite                  $100.00       $123.04       $150.69      $212.51      $394.92        $237.62
       Index
       ---------------------------------------------------------------------------------------------------------------
       Nasdaq Computer                   $100.00       $133.89       $161.79      $351.89      $746.28        $420.46
       Manufacturers Index
       ---------------------------------------------------------------------------------------------------------------
       ECCS, Inc.                        $100.00       $250.00       $371.43       $96.46      $721.43         $17.89
       ---------------------------------------------------------------------------------------------------------------

(1) Graph assumes $100 invested on December 31, 1995 in the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Computer Manufacturers Index.

(2)  Cumulative total return assumes reinvestment of dividends.

(3)  Year ending December 31.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation and Option Committee has furnished the following report:

     The Company's executive compensation policy is designed to attract and retain highly qualified individuals for its executive positions and to provide incentives for such executives to maximize Company performance by aligning the executives' interest with that of shareholders by basing a portion of compensation on corporate performance.

     The Compensation and Option Committee generally determines base salary levels for executive officers of the Company at or about the start of the fiscal year and determines actual bonuses after the end of the fiscal year based upon Company and individual performance.

     The Company's executive officer compensation program is comprised of base salary, discretionary annual cash bonuses, stock options, Executive Loans and various other benefits, including medical insurance and a 401(k) Plan which are generally available to all employees of the Company.

     Salaries are established in accordance with industry standards through review of publicly available information concerning the compensation of officers of comparable companies. Consideration is also given to relative responsibility and seniority and individual experience and performance. Salary increases are generally made based on increases in the industry for similar companies with similar performance profiles and/or attainment of certain division or Company goals.

     Bonuses are paid on an annual basis which are tied to Company profitability and revenue levels. The amount of bonus is based, in part, on criteria which are designed to effectively measure a particular executive's attainment of goals which relate to his or her duties and responsibilities as well as overall Company performance. In general, the annual incentive bonus is based on financial results of the Company.

     The stock option program is designed to relate executives' and employees' long-term interests to shareholders' long-term interests. In general, stock option awards are granted on a periodic basis if warranted by the Company's growth and profitability. Stock options are awarded on the basis of individual performance and/or the achievement of internal strategic objectives.

     The Company may make Executive Loans to its officers provided a demonstrated benefit to the Company exists for making such loans and the financial risk to the Company is minimal. The officer requesting an Executive Loan must be in good standing with the Company and must pledge sufficient collateral as security for such loan. In general, the approval and amount of such Executive Loans are based on the requesting officer's individual performance and his or her level of responsibility within the Company.

     Section 162(m) of the Internal Revenue Code disallows the deductibility by the Company of any compensation over $1 million paid to the Chief Executive Officer or any of the other four most highly compensated executives, unless certain criteria are satisfied. The Company's Chief Executive Officer and the other named executives have not received annual compensation over $1 million, and the Company has not determined what measures, if any, it should take to comply with Section 162.

     Based on a review of available information, the Compensation and Option Committee believes that the current Chief Executive Officer's total annual compensation is reasonable and appropriate given the size, complexity and historical performance of the Company's business, the Company's position as compared to its peers in the industry, and the specific challenges faced by the Company during the year, such as changes in the market for computer products and manufacturers' product lines, as well as variations in prices and distribution channels, and other industry factors. No specific weight was assigned to any of the criteria relative to the Chief Executive Officer's compensation.

                                        Compensation, Option and Stock
                                        Purchase Plan Committee Members
                                        (as currently constituted)


                                        Gale R. Aguilar
                                        James K. Dutton
                                        Michael E. Faherty
                                        Frank R. Triolo
                                        Donald E. Fowler

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK

     There are, as of April 19, 2001, approximately 146 holders of record. The following table sets forth certain information, as of April 19, 2001, regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the total number of shares of Common Stock outstanding as of such date, (ii) each of the Company's Directors, nominees for Director and Named Executives, and (iii) all Directors and current executive officers as a group.

                                                     AMOUNT AND NATURE
NAME AND ADDRESS                                       OF BENEFICIAL           PERCENT
OF BENEFICIAL OWNER (1)                                 OWNERSHIP(1)         OF CLASS(2)
--------------------                                 -----------------       -----------
(i) Certain Beneficial Owners:

C.E. Unterberg, Towbin Capital Partners I, L.P.
350 Madison Avenue
New York, NY 10017.............................          1,000,000(3)            8.0%

Marjorie and Clarence E. Unterberg Foundation,
Inc.
350 Madison Avenue
New York, NY 10017.............................          1,000,000(3)            8.0%

C.E. Unterberg, Towbin (a California Limited
Partnership)
350 Madison Avenue
New York, NY 10017.............................          1,400,000(3)           10.8

(ii) Directors, Nominees and Named
     Executives:

Gale R. Aguilar...................................          42,500(4)             *
James K. Dutton...................................          42,500(4)             *
Michael E. Faherty................................         394,274(5)            3.3%
Donald E. Fowler..................................          42,500(4)             *
Frank R. Triolo...................................          42,500(4)             *
Thomas I. Unterberg...............................       5,335,000(6)           32.5%
Gregg M. Azcuy....................................         575,905(7)            4.7%
Louis J. Altieri..................................         153,809(8)            1.3%
Priyan Guneratne..................................         169,500(9)            1.5%

(iii) All Directors and current executive officers
      as a group (8 persons)......................      1,463,488(10)           11.4%

                                     - 16 -

------------------
*    Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and sole investment power with respect to all shares of Common Stock shown as beneficially owned by such shareholder.

(2) Applicable percentage of ownership is based on 11,562,540 shares of Common Stock outstanding on April 19, 2001, plus any presently exercisable stock options or warrants held by each such holder and options or warrants which will become exercisable within 60 days after April 19, 2001, plus any securities presently convertible into Common Stock or which will become convertible within 60 days after April 19, 2001.

(3) Represents shares of Common Stock issuable upon the conversion of Series A Preferred Stock.

(4) Represents 42,500 shares of Common Stock subject to options which are exercisable at April 19, 2001 or which will become exercisable within 60 days of such date.

(5) Includes 341,348 shares of Common Stock subject to warrants or options which are exercisable at April 19, 2001 or which will become exercisable within 60 days of such date.

(6) Includes: 37,500 shares of Common Stock subject to options which are exercisable at April 19, 2001 or which will become exercisable within 60 days of such date; 125,000 shares of Series A Preferred Stock held by Mr. Unterberg convertible into 1,000,000 shares of Common Stock; 125,000 shares of Series A Preferred Stock held by C.E. Unterberg, Towbin Capital Partners I, LP convertible into 1,000,000 shares of Common Stock; 50,000 shares of Series A Preferred Stock held by C.E. Unterberg, Towbin, LLC convertible into 400,000 shares of Common Stock; 175,000 shares of Series A Preferred Stock held by C.E. Unterberg, Towbin, a California Limited Partnership convertible into 1,400,000 shares of Common Stock; and 125,000 shares of Series A Preferred Stock held by Marjorie & Clarence E. Unterberg Foundation, Inc. convertible into 1,000,000 shares of Common Stock. Excludes 67,500 shares of Series A Preferred stock convertible into 540,000 shares of Common Stock owned by trusts of which Mr. Unterberg is Trustee and as to which Mr. Unterberg disclaims beneficial ownership.

(7) Includes 572,559 shares of Common Stock subject to options which are exercisable at April 19, 2001 or which will become exercisable within 60 days of such date.

(8) Includes 85,500 shares of Common Stock subject to options which are exercisable at April 19, 2001 or which will become exercisable within 60 days of such date.

(9) Includes 88,500 shares of Common Stock subject to options which are exercisable at April 19, 2001 or which will become exercisable within 60 days of such date.

(10) See Notes 4 through 5 and 7 through 9.

SERIES A PREFERRED STOCK

     There were, as of April 19, 2001, 59 holders of record of the Company's Series A Preferred Stock. The following table sets forth certain information, as of April 19, 2001, with respect to the beneficial ownership of the Company's Series A Preferred Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Series A Preferred Stock outstanding as of such date, (ii) each of the Company's Directors, nominees for Director and Named Executives who beneficially own shares of Series A Preferred Stock, and (iii) all Directors and current executive officers as a group.


                                                        AMOUNT AND NATURE
NAME AND ADDRESS                                          OF BENEFICIAL          PERCENT
OF BENEFICIAL OWNER (1)                                    OWNERSHIP(1)        OF CLASS(2)
--------------------                                       ---------           -----------
(i) Certain Beneficial Owners:

C.E. Unterberg, Towbin Capital Partners I, L.P.
350 Madison Avenue
New York, NY 10017................................          125,000                5.9%

Marjorie and Clarence E. Unterberg Foundation,
Inc.
350 Madison Avenue
New York, NY 10017...............................           125,000                5.9%

C.E. Unterberg, Towbin (a California Limited
Partnership)
350 Madison Avenue
New York, NY 10017...............................           175,000                8.2%


(ii) Directors, Nominees and Named
     Executives:

Gale R. Aguilar....................................            --                  --
James K. Dutton....................................            --                  --
Michael E. Faherty.................................            --                  --
Donald E. Fowler...................................            --                  --
Frank R. Triolo....................................            --                  --
Thomas I. Unterberg................................         600,000(3)            28.2%
Gregg M. Azcuy.....................................           --                   --
Louis J. Altieri...................................           --                   --
Priyan Guneratne...................................           --                   --

(iii)  All Directors and current executive officers
       as a group (8 persons)......................           --                   --

------------------
*    Less than one percent.

(1) Except as set forth in the footnotes to this table and subject to applicable community property law, the persons named in the table have sole voting and sole investment power with respect to all shares of Series A Preferred Stock shown as beneficially owned by such shareholder.

(2) Applicable percentage of ownership is based on 2,125,000 shares of Series A Preferred Stock outstanding on April 19, 2001.

(3) Includes: 125,000 shares held by C.E. Unterberg, Towbin Capital Partners I, LP; 50,000 shares held by C.E. Unterberg, Towbin, LLC; 175,000 shares held by C.E. Unterberg, Towbin, a California Limited Partnership; and 125,000 shares held by Marjorie & Clarence E. Unterberg Foundation, Inc. Excludes 67,500 shares owned by trusts of which Mr. Unterberg is Trustee and as to which Mr. Unterberg disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Transactions involving Thomas I. Unterberg, a former member of the Board of Directors and the Compensation Committee, are reported in "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     The Company has executed indemnification agreements with each of its Directors and executive officers pursuant to which the Company has agreed to indemnify such parties to the full extent permitted by law, subject to certain exceptions, if such party becomes subject to an action because such party is a Director, officer, employee, agent or fiduciary of the Company.

     The Company has entered into certain Change In Control Agreements with each of its executive officers. For a discussion of the terms of such agreements, see "Item 11. Executive Compensation -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2001.

                                            ECCS, INC.


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


              SIGNATURE                            TITLE                               DATE
              ---------                            -----                               ----
/s/ Gregg M. Azcuy                      President, Chief Executive                April 30, 2001
-------------------------------         Officer and Director (Principal
Gregg M. Azcuy                          Executive Officer)

/s/ Louis Altieri                       Vice President, Finance and               April 30, 2001
-------------------------------         Administration (Principal
Louis Altieri                           Financial and Accounting
                                        Officer)

/s/ Michael E. Faherty                  Chairman of the Board and                 April 30, 2001
-------------------------------         Director
Michael E. Faherty

/s/ Gale R. Aguilar                     Director                                  April 30, 2001
-------------------------------
Gale R. Aguilar

/s/ James K. Dutton                     Director                                  April 30, 2001
-------------------------------
James K. Dutton

/s/ Donald E. Fowler                    Director                                  April 30, 2001
-------------------------------
Donald E. Fowler

/s/ Frank R. Triolo                     Director                                  April 30, 2001
-------------------------------
Frank R. Triolo