Form 10-Q
period 2001-03-31
ECCS INC
filed 2001-05-15
CIK 900619

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
--------------------------------------------------------------------------------
                                    FORM 10-Q

(MarkOne)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                       OR

|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  _________________ to ___________________

                         Commission file number 0-21600
                                   ECCS, INC.
                                   ----------
             (Exact Name of Registrant as Specified in Its Charter)

             New Jersey                                   22-2288911
------------------------------------        ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                                 07724
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (732) 747-6995
                    -----------------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes:     X                               No:
               ---------                               ---------


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2001:

          Class                                        Number of Shares
          -----                                        ----------------
Common Stock, $0.01 par value                              11,562,540

                                   ECCS, INC.

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION.............................................    1
-----------------------------

   Item 1.    Financial Statements........................................    1

      Consolidated Balance Sheets as of December 31, 2000
      and March 31, 2001 (unaudited)......................................    2

      Consolidated Statements of Operations for the three months
      ended March 31, 2000 and March 31, 2001 (unaudited).................    3

      Consolidated Statements of Cash Flows for the
      three months ended March 31, 2000 and March 31, 2001 (unaudited)....    4

      Notes to Consolidated Financial Statements (unaudited)..............    5

   Item 2.    Management's Discussion and Analysis
              of Financial Condition and Results of Operations............   13

      Overview............................................................   13

      Results of Operations...............................................   15

      Liquidity and Capital Resources.....................................   16

PART II. OTHER INFORMATION................................................   20
--------------------------

   Item 1.    Legal Proceedings ..........................................   20

   Item 2.    Changes in Securities and Use of Proceeds...................   21

   Item 5.    Other Information ..........................................   23

   Item 6.    Exhibits and Reports on Form 8-K............................   24

SIGNATURES................................................................   25
----------

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                                      ECCS, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in Thousands)
                                                                                   December 31,      March 31,
                                                                                       2000            2001
                                                                                  --------------   -------------
                                                                                                    (unaudited)

Assets
Current Assets:
  Cash and cash equivalents..................................................      $    2,221       $    2,738
  Accounts receivable, less allowance for doubtful accounts of  $310 at
    December 31, 2000 and March 31, 2001.....................................             899            2,743
  Inventories................................................................           4,452            4,134
  Prepaid expenses and other receivables.....................................             294              228
                                                                                   ----------       ----------
                                                                                        7,866            9,843

Property, plant and equipment (net)..........................................           1,299            1,086
Capitalized software (net)...................................................             406               --
Other assets.................................................................              61               59
                                                                                   ----------       ----------
          Total Assets.......................................................      $    9,632       $   10,988
                                                                                   ==========       ==========
Liabilities and Shareholders' Equity
Current Liabilities:
  Loan payable...............................................................      $      161       $       29
  Payable to Finova Capital..................................................             115               --
  Current portion of capital lease obligations...............................             114               98
  Accounts payable...........................................................           2,069            1,390
  Accrued expenses and other.................................................           1,150              699
  Warranty...................................................................             577              556
  Customer deposits, advances and other credits..............................             213              194
                                                                                   ----------       ----------
                                                                                        4,399            2,966
Capital lease obligations, net of current portions...........................

                                                                                           88               66
                                                                                   ----------       ----------
                                                                                        4,487            3,032

  Series A cumulative convertible redeemable preferred stock                               --            3,057

  Shareholders' Equity:
  Common stock, $0.01 par value per share, authorized, 50,000,000 shares; issued and outstanding, 11,562,540 shares at December 31,
    2000 and March 31, 2001..................................................             116              116
  Capital in excess of par value ............................................          26,670           28,863
  Accumulated deficit........................................................         (21,641)         (24,080)
                                                                                   ----------       ----------
                                                                                        5,145            4,899
                                                                                   ----------       ----------
       Total Liabilities and Shareholders' Equity............................      $    9,632       $   10,988
                                                                                   ==========       ==========

                                 See notes to consolidated financial statements.

                                                      ECCS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                               (In Thousands, Except Per Share Amounts)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                 --------------------------------
                                                                                       2000            2001
                                                                                 --------------    --------------

Net sales....................................................................      $    4,607       $    4,207

Cost of sales................................................................           2,737            2,414
                                                                                   ----------       ----------

  Gross profit...............................................................           1,870            1,793

Operating expenses:
  Selling, general & administrative..........................................           2,623            1,509
  Research & development.....................................................             568              534
                                                                                    ---------       ----------

Operating loss ..............................................................          (1,321)            (250)

Other income.................................................................              --              284

Net interest income..........................................................              87                8
                                                                                    ---------       ----------

Net (loss) income............................................................          (1,234)              42
                                                                                    ---------       ----------

Preferred stock dividends and accretion......................................              --            2,492
                                                                                   ----------       ----------


Net loss applicable to common shares.........................................      $   (1,234)      $   (2,450)
                                                                                   ==========       ==========
Loss per common share:

Net loss per common share - basic and diluted ...............................      $     (.11)      $     (.21)
                                                                                   ==========       ==========

Weighted average number of common and
  dilutive shares............................................................          11,404           11,563
                                                                                   ==========       ==========



                                 See notes to consolidated financial statements.

                                                      ECCS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                        (Dollars in Thousands)



                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                       2000            2001
                                                                                ---------------   ----------------
Cash flows from operating activities:
  Net (loss) income..........................................................      $   (1,234)      $       42
  Adjustments to reconcile net (loss) income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization............................................             451              428
    Net gain on sale of SANStar .............................................              --             (284)
    Decrease (increase) in accounts receivable...............................           2,985           (1,844)
    (Increase) decrease in inventories.......................................          (1,605)             318
    (Increase) decrease in prepaid expenses, other receivables
      and other assets.......................................................            (214)              68
    Increase (decrease) in accounts payable, accrued expenses and
      other liabilities......................................................             153           (1,150)
    Increase (decrease) in unearned revenue..................................             141              (19)
                                                                                   ----------       ----------
Net cash provided by (used in) operating activities..........................             677           (2,441)
                                                                                   ----------       ----------

Cash flows from investing activities:
   Additions to property, plant and equipment................................            (144)             (91)
   Gross proceeds from the sale of SANStar...................................              --              580
   Additions to capitalized software.........................................            (294)              --
                                                                                   ----------       ----------
Net cash (used in) provided by  investing activities.........................            (438)             489
                                                                                   ----------       ----------

Cash flows from financing activities:
   Borrowings under revolving credit agreement...............................           5,692            2,780
   Repayments under revolving credit agreements..............................          (5,692)          (2,912)
   Decrease in payable to Finova Capital.....................................            (387)            (115)
   Net proceeds from (repayments of) long term debt, capital
     lease obligations.......................................................               9              (38)
   Net proceeds from exercise of employee stock options and issuance of
     common stock............................................................             219
   Net proceeds form sale of Series A preferred stock........................              --            2,754
                                                                                   ----------       ----------
   Net cash (used in) provided by financing activities.......................            (159)           2,469
                                                                                   ----------       ----------
   Net increase in cash and cash equivalents.................................              80              517

Cash and cash equivalents at beginning of period.............................           7,993            2,221
                                                                                   ----------       ----------
Cash and cash equivalents at end of period...................................      $    8,073       $    2,738
                                                                                   ==========       ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest................................................................      $       21       $       13
                                                                                   ==========       ==========


                                 See notes to consolidated financial statements.

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for March 31, 2000 and March 31, 2001 and for the three month periods then ended, is unaudited, but, in the opinion of the management of ECCS, Inc. ("ECCS" or the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2001, the results of its operations and cash flows for the three month periods ended March 31, 2000 and March 31, 2001. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. None of the subsidiaries are active. All significant inter-company balances and transactions have been eliminated.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and Business

     The Company designs, manufactures, sells and supports fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. The Company's products include high performance, fault tolerant storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems and the Company's Raven family of integrated solutions with Sun processors and storage. The Company's fault tolerant enterprise storage solutions address all three storage markets: Direct Attached Storage ("DAS"), in which the storage device is connected directly to a server; Network Attached Storage ("NAS"), in which the storage device is installed on a network; and Storage Area Network ("SAN"), in which the storage device is used in a specialized network. These connectivity options provide storage users the flexibility to choose and deploy a particular storage solution to meet their needs.

     (b) Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


     (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                 December 31,         March 31,
                                                     2000              2001
                                                 ------------       -----------
                                                                    (unaudited)

Purchased parts..............................     $    1,610         $     1,577
Finished goods...............................          5,309               4,746
                                                  ----------         -----------
                                                       6,919               6,323
  Less: inventory valuation reserve..........          2,467               2,189
                                                  ----------         -----------
                                                  $    4,452         $     4,134
                                                  ==========         ===========

     (d) Property, Plant and Equipment

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

     (f) Software Development Costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $176 and $156 for the three month periods ended March 31, 2000 and March 31, 2001, respectively. At December 31, 2000, the Company had capitalized an aggregate of $3,905 of software development costs of which, $2,104 has been written off and $1,395 has been amortized in the aggregate. As of March 31, 2001, the Company has capitalized an aggregate of $3,905 of software development costs of which $2,104 has been written off and $1,551 has been amortized, and $250 of SANStar capitalization which was sold to Ciprico, Inc. in February 2001.

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


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

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


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

     (m) Per Share Information

     Per share information is presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. For the three month periods ended March 31, 2001 and March 31, 2000, diluted earnings per share does not include the effects of options, warrants and convertible securities as they are anti-dilutive. In connection with the issuance of Series A Convertible Preferred Stock (described in Note 4), the Company recorded a dividend to Series A Preferred shareholders of approximately $2,481 representing the beneficial conversion feature resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $2,481 dividend has been included in the computation of the loss applicable to common shareholders for the three month period ending March 31, 2001, and has been recorded as an addition to the accumulated deficit with a corresponding increase in additional paid-in capital. The Board has not declared a dividend on the Series A Preferred Stock, however, approximately $11 of dividends in arrears have accumulated as of March 31, 2001. The potentially dilutive Series A Preferred Stock securities were not included in the diluted loss per share applicable to common shareholders as the effect would be anti-dilutive.

NOTE 3 - LEGAL PROCEEDINGS

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

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of five hundred dollars for each unit sold to the Air Force, with the proceeds going to the benefit of Co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

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

NOTE 4 - PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On March 8, 2001, the Company designated 1,788,750 shares of its Preferred Stock as 6% Cumulative Convertible Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"). On April 4, 2001 and April 19, 2001, the Company increased the number of shares designated as Series A Preferred Stock to 1,793,750 and 2,125,000, respectively.

     On March 9, 2001, the Company issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of a private placement of its Series A Preferred Stock (the "Private Placement") for gross proceeds equal to $2,900. As of March 31, 2001, 1,450,000 shares of the Company's Series A Preferred Stock are issued and outstanding.

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


     Each share of Series A Preferred Stock is initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. As of March 31, 2001, approximately $11 of dividends had accumulated and have not been declared and paid. In addition, interest of 6% per annum accrues on such unpaid dividends.

     The Series A Preferred Stock is subject to mandatory redemption by the Company four years after its issuance. The Series A Preferred Stock may also be redeemed at the option of the Company or the holder under certain conditions. Subject to certain conditions, holders of Series A Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more. The Company granted certain shelf registration rights with respect to the shares of the Company's Common Stock underlying the Series A Preferred Stock. Subject to certain conditions, the Company is obligated to pay certain damages if there is a default in its obligation to register the securities.

     Nasdaq Marketplace Rule 4350(i)(1) requires the Company to receive shareholder approval of an equity financing when such financing would result in a change of control of the issuer. The Company applied for and received from Nasdaq, an exception to Nasdaq Marketplace Rule 4350(i)(1) prior to its issuance of the Series A Preferred Stock.

     In connection with the Private Placement, on April 4, 2001 and April 19, 2001, the Company issued to accredited investors 250,000 and 300,000 shares of Series A Preferred Stock, respectively. In addition, the Company issued an aggregate of 125,000 shares of Series A Preferred Stock to C.E. Unterberg, Towbin ("Unterberg Towbin"), the Company's financial advisor in the Private Placement, for services provided in connection with the Private Placement. See
Note 8 to the Consolidated Financial Statements - "Subsequent Events." After the final closing of the Private Placement, there were 2,125,000 shares of Series A Preferred Stock issued and outstanding and the Series A Preferred shareholders represented approximately 60% of the

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)



Company's Common Stock on an as converted to Common Stock basis. Assuming full conversion of the Series A Preferred Stock, the Company's issued and outstanding shares of Common Stock would be increased by 17,000,000 shares.

NOTE 5 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Sales to the U.S. Air Force through Federal integrators were $2,763 and accounted for approximately 65.7% of net sales in the three months ended March 31, 2001. Sales to the U.S. Air Force through Federal integrators in the three months ended March 31, 2001 increased by approximately 148% as compared to such sales in the three months ended March 31, 2000.

NOTE 6 - FACTORING FACILITY

     On July 9, 1997, the Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 1997. On June 16, 2000, the Company signed an amendment to the factoring facility between BOA and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as described above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC (GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of March 31, 2001, the Company had an outstanding balance under this full recourse factoring facility of $29.

     The Company's agreement with GMAC restricts the Company's ability to pay certain dividends without GMAC's prior written consent.

NOTE 7 - PAYABLE TO FINOVA CAPITAL

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

                           ECCS, INC. AND SUBSIDIARIES
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
        (INFORMATION FOR MARCH 31, 2000 AND MARCH 31, 2001 IS UNAUDITED)
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)


NOTE 8 -SUBSEQUENT EVENTS

     On January 4, 2001, the Company received notification from Nasdaq that its Common Stock had failed to maintain a minimum bid price of $1.00 per share for the thirty days prior to the date of notification. The Company had 90 days from the notice date to regain compliance by having the bid price for its Common Stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. The Company did not regain compliance during the 90 day notice period. On April 5, 2001, the Company received notice from Nasdaq of its decision to delist the Company's Common Stock, because of the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement under Nasdaq Marketplace Rule 4450(a)(5). On April 12, 2001 the Company appealed the delisting decision before the Nasdaq Listing Qualifications Panel and its common stock will continue to trade on the Nasdaq National Market pending the outcome of the appeal. The hearing date for the appeal is set for May 24, 2001 at which time the Company must demonstrate its ability to sustain long term compliance with all applicable Nasdaq maintenance criteria.

     On April 4, 2001, the Company consummated the second closing of the Private Placement of its Series A Preferred Stock and issued 250,000 shares of Series A Preferred Stock to certain accredited investors at a purchase price equal to $2.00 per share for gross proceeds equal to $500. In addition, the Company issued to C.E. Unterberg, Towbin ("Unterberg Towbin"), the Company's financial advisor in the Private Placement, a total of 93,750 shares of Series A Preferred Stock for services provided in the initial and second closings of the Private Placement.

     On April 19, 2001, the Company consummated the third and final closing of the Private Placement of its Series A Preferred Stock and issued 300,000 shares of Series A Preferred Stock to certain accredited investors at a purchase price equal to $2.00 per share for gross proceeds equal to $600. The Company issued an additional 31,250 shares of Series A Preferred Stock to Unterberg Towbin for services provided in connection with the third closing. The completed Private Placement resulted in the sale of an aggregate of 2,000,000 shares of Series A Preferred Stock for gross proceeds equal to $4,000. Additionally, Unterberg Towbin received a total of 125,000 shares of Series A Preferred Stock for services provided in connection with the Private Placement. After the final closing of the Private Placement, there were 2,125,000 shares of Series A Preferred Stock issued and outstanding.

     For a description of the Series A Preferred Stock, see "Note 4 - Convertible Preferred Stock."

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

     Sales to the U.S. Air Force accounted for approximately 30.5% of net sales in 2000. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3. to our Consolidated Financial Statements set forth in Item 1 above.

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: our liquidity and capital resources, component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage or network marketplace, competition between us and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology, changes in customer buying patterns and the results of the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Three Months Ended March 31, 2000 and 2001
     ------------------------------------------

     Net Sales

     Net sales decreased by approximately $400, or 8.7%, in the three months ended March 31, 2001 as compared to net sales in the three months ended March 31, 2000. Sales of our fault tolerant enterprise storage solutions accounted for 90.4% and 86.8% of net sales in the quarters ended March 31, 2000 and 2001, respectively. Other revenues accounted for 9.6% and 13.2% of net sales in the quarters ended March 31, 2000 and 2001, respectively. The decrease in net sales in the 2001 period resulted primarily from decreased sales to our alternate channel partners and commercial customers offset in part by increased sales to the U.S. Air Force through Federal investigators.

     Sales to our commercial customers decreased by approximately $1,834, or 56.5%, in the three months ended March 31, 2001 as compared to net sales in the three months ended March 31, 2000. Such sales accounted for approximately 70.4% and 33.5% of total net sales in the quarters ended March 31, 2000 and 2001, respectively.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $1,650, or 148.2%, in the three months ended March 31, 2001 as compared to net sales in the three months ended March 31, 2000. Such sales accounted for approximately 24.2% and 65.7% of net sales in the quarters ended March 31, 2000 and 2001, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to alternate channel partners decreased by approximately $216, or 86.8%, in the three months ended March 31, 2001 as compared to net sales in the three months ended March 31, 2000. Such sales accounted for approximately 5.4% and less than 1% of net sales in the quarters ended March 31, 2000 and 2001, respectively. Such decrease represents a decrease in sales to Unisys of approximately $215.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. Our gross profit decreased by approximately $77, in the three months ended March 31, 2001 to approximately $1,793 from $1,870 in the three months ended March 31, 2000. Such decrease in gross profit is due primarily to the decrease in sales level of $400. In the three months ended March 31, 2001, the gross margin percentage was 42.6% as compared to 40.6% in the same period in 2000. Such increase in percentage is due primarily to the higher proprietary content of product sales which typically provide for higher gross margins.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses decreased as a percentage of net sales representing 56.9% and 29.1% for the three months ended March 31, 2000 and 2001, respectively. Such percentage decrease represents a lower level of revenue in 2001 combined with certain SG&A costs that have decreased over the same period in 2000. In response to competitive and financial pressures, during the month of January 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers agreed to salary reductions. SG&A expenses decreased by $1,114 to $1,509 in the three months ended March 31, 2001 from $2,623 in the three months ended March 31, 2000. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of operating expenses, accounting for 65% and 67% of such expenses for the three months ended March 31, 2000 and March 31, 2001, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses decreased in the three months ended March 31, 2001 by $34, or 6%, from $568 in the corresponding 2000 period. This decrease is due primarily to an decrease in engineering staff. Research and development expenses for the first quarter of 2001 represented approximately 12.7% of our net sales.

     Research and development products for which we expect to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized OEM products.

     Net Interest (Income) Expense

     Net interest income was $87 and $8 for the three months ended March 31, 2000, and March 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On March 31, 2001, our cash balance was approximately $2,738.

     Net cash provided by operating activities was $677 for three months ended March 31, 2000 and net cash used in operating activities was $2,441 for the three months ended March 31, 2001. Such use of cash in 2001 resulted primarily from the increase in accounts receivable, a decrease in accounts payable, accrued expenses, and other liabilities, which was partially off-set by a reduction in inventories.

     We used $144 and $91 for the acquisition of equipment by direct purchase during the three months ended March 31, 2000 and March 31, 2001, respectively. Such expenditures in 2001 primarily consisted of computer equipment associated with our research and development efforts. Total capital expenditures for 2001 are expected to be approximately $600, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash used in financing activities was $159 for the three months ended March 31, 2000 and net cash provided by financing activities was $2,469 for the three months ended March 31, 2001. Such source of cash in 2001 resulted primarily from the net proceeds from the issuance of Series A Preferred Stock, offset by net payments made to financial institutions for working capital borrowings.

     Our working capital was $3,467 and $6,898 at December 31, 2000 and March 31, 2001, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. On June 16, 2000, we signed an amendment to the factoring facility extending the agreement until July 30, 2003, and from year to year thereafter until terminated. Except as referenced above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC
(GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. Our obligations under such agreement are collateralized by substantially all of our assets. As of March 31, 2001, our balance outstanding under this full recourse factoring facility was $29.

     Our agreement with GMAC restricts our ability to pay certain dividends without GMAC's prior written consent.

     On December 1, 1997, Finova Capital Corp. ("Finova") acquired our $2,000 general line of credit with AT&T-CFC. We renewed its credit line with Finova upon its expiration on January 31, 1999 and such general line of credit was increased to $3,000 and extended through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001. On April 17, 2000, Finova approved a permanent increase in the line of $2,000, raising the total amount of funds available to us under the general line of credit to $4,000. We received a sixty-day notice of termination from Finova on December 11, 2000 terminating the $4,000 general line of credit. We used this line of credit to augment our purchasing ability with various vendors. As of March 31, 2001, this credit line has been repaid and we have no outstanding balance.

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

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to off-set our net deferred tax assets. We will periodically reassess the valuation allowance.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth Quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. In February, 2001, we sold assets relating to the SANStar technology including certain patent applications and capital equipment to Ciprico, Inc. In addition, we received placement fees for certain employees transferred to Ciprico. The total aggregate proceeds were $580, including $250 of SANStar capitalization and approximately $46 of capital equipment.

     In response to competitive and financial pressures, during the first quarter of 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers have agreed to salary reductions. As a result of the changes we made to our workforce, we have incurred a charge in the first quarter of 2001 of approximately $200, however, we believe that our restructured workforce will help reduce operating expenses in 2001.

     On March 9, 2001, we issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of a private placement of our Series A Preferred Stock (the "Private Placement") for gross proceeds equal to $2,900. The Series A Preferred Stock is initially convertible into our Common Stock on an 8-for-1 basis. The Series A Preferred Stock also has liquidation and dividend preferences superior to those of existing shareholders. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. The holders of Series A Preferred Stock also acquired certain anti-dilution and shelf registration rights. C.E. Unterberg, Towbin ("Unterber Towbin") acted as our financial advisor in the Private Placement and received 78,125 shares of Series A Preferred Stock for services provided in connection with the initial closing.

     On April 4, 2001, we consummated the second closing of the Private Placement of our Series A Preferred Stock and issued 250,000 shares of Series A Preferred Stock to certain accredited investors at a purchase price equal to $2.00 per share for gross proceeds equal to $500. On April 19, 2001, we consummated the third and final closing of the Private Placement of our Series A Preferred Stock and issued 300,000 shares of Series A Preferred Stock to certain accredited investors at a purchase price equal to $2.00 per share for gross proceeds equal to $600. The completed Private Placement resulted in the sale of an aggregate of 2,000,000 shares of Series A Preferred Stock for gross proceeds of $4,000. Additionally, Unterberg Towbin received a total of 125,000 shares of Series A Preferred Stock for services provided in connection with the Private Placement. Upon consummation of the Private Placement the holders of Series A Preferred Stock outstanding represented approximately 60% of the Common Stock of the Company on an as converted to Common Stock basis. Assuming full conversion of the Series A Preferred Stock, our outstanding Common Stock would increase by 17,000,000 shares. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     On January 4, 2001, we received notification from Nasdaq that our Common Stock had failed to maintain a minimum bid price of $1.00 per share for the thirty days prior to the date of notification. We had 90 days from the notice date to regain compliance by having the bid price for our Common Stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. We did not regain compliance during the 90 day notice period. On April 5, 2001, we received notice from Nasdaq of its decision to delist our Common Stock, because of our failure to comply with Nasdaq's $1.00 minimum bid price requirement under Nasdaq Marketplace Rule 4450(a)(5). On April 12, 2001 we appealed the delisting decision before the Nasdaq Listing Qualifications Panel and our Common Stock will continue to trade on the Nasdaq National Market pending the outcome of the appeal. The hearing date for the appeal is set for May 24, 2001 at which time we must demonstrate our ability to sustain long term compliance with all applicable Nasdaq maintenance criteria. A delisting from Nasdaq National Market may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity. It may also may make it more expensive for us to register shares of our common stock with the SEC.

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

     Subject to the risks discussed in this Quarterly Report on Form 10-Q, we believe that our existing available cash, credit facilities, proceeds from the Private Placement described above and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in the next twelve months. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current shareholders. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of five hundred dollars for each unit sold to the Air Force, with the proceeds going to the benefit of Co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Nasdaq Marketplace Rule 4350(i)(1) requires us to receive shareholder approval of an equity financing when such financing would result in a change of control of the Company. We applied for and received from Nasdaq, an exception to Nasdaq Marketplace Rule 4350(i)(1) prior to the issuance of the Series A Preferred Stock. On March 8, 2001, in connection with the Private Placement, we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company, designating 1,788,750 shares of preferred stock as Series A Preferred Stock. The filing of such certificate was approved by our Board of Directors on January 25, 2001.

     On March 9, 2001, we issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of the Private Placement of our Series A Preferred Stock at a purchase price equal to $2.00 per share for gross proceeds of $2,900. No underwriter was employed by us in connection with the issuance of the securities in the Private Placement, however, Unterberg Towbin acted as our financial advisor and received 78,125 shares of Series A Preferred Stock for services provided in the initial closing of the Private Placement. Such shares were issued to Unterberg Towbin on April 4, 2001, along with shares earned in connection with the second closing. Upon consummation of the initial closing, holders of all Series A Preferred Stock outstanding represented approximately 55% of the Common Stock of the Company on an as converted to Common Stock basis.

     On April 3, 2001 we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company, increasing the total number shares designated as Series A Preferred Stock to 1,793,750. The filing of such certificate was approved by our Board of Directors on January 25, 2001. On April 4, 2001, pursuant to the second closing of the Private Placement, we issued an aggregate of 250,000 shares of Series A Preferred Stock to accredited investors at a purchase price per share equal to $2.00 for aggregate gross proceeds of $500. In addition, we issued an additional 15,625 shares of Series A Preferred Stock to Unterberg Towbin in connection with the second closing.

     On April 18, 2001 we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company, increasing the total number shares designated as Series A Preferred Stock to 2,125,000. The filing of such certificate was approved by our Board of Directors on January 25, 2001. On April 19, 2001, pursuant to the third and final closing of the Private Placement, we issued an aggregate of 300,000 shares of Series A Preferred Stock to accredited investors at a purchase price equal to $2.00 per share for aggregate gross proceeds equal to $600. In addition, we issued an additional 31,250 shares of Series A Preferred Stock to Unterberg Towbin in connection with the third closing. The completed Private Placement resulted in the sale of an aggregate of 2,000,000 share of Series A Preferred Stock to accredited investors for gross proceeds equal to $4,000. Additionally, Unterberg Towbin received a total of

125,000 shares of Series A Preferred Stock for services provided in connection with the Private Placement. Upon consummation of the Private Placement, holders of all Series A Preferred Stock outstanding represented approximately 60% of the Common Stock of the Company on an as converted to Common Stock basis. Assuming full conversion of the 2,125,000 shares of Series A Preferred Stock, our shares of outstanding Common Stock would be increased by 17,000,000 shares. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     Thomas I. Unterberg beneficially owns (within the meaning of that term under Section 13(d)(1) of the Securities Exchange Act of 1934, as amended) approximately 32.5% of the Common Stock of the Company on an as-converted to Common Stock basis. Thomas I. Unterberg is a former director of the Company and the Chairman, Managing Director and member of the Executive Committee of C.E. Unterberg, Towbin. Thomas I. Unterberg disclaims beneficial ownership of certain of such securities.

     We intend to use the offering proceeds for general corporate purposes, including the financing of our 2001 business plan. We believe that the issuance of shares of Series A Preferred Stock in connection with the Private Placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act, as a transaction not involving a public offering. Appropriate legends have been affixed to the stock certificates issued to the purchasers of the Private Placement. All purchasers had adequate access to information about the Company and each purchaser acquired the securities for investment only and not with a view to distribution.

     Each share of Series A Preferred Stock is initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the sale of our Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of our Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends.

     The Series A Preferred Stock is subject to mandatory redemption by the Company four years after its issuance. The Series A Preferred Stock may also be redeemed at the option of the

Company or the holder  under  certain  conditions.
Subject to certain conditions, holders of Series A Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more. We granted certain shelf registration rights with respect to the shares of our Common Stock underlying the Series A Preferred Stock. Subject to certain conditions, we are obligated to pay certain damages if there is a default in our obligation to register the securities.

ITEM 5.   OTHER INFORMATION (DOLLARS IN THOUSANDS).

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

     On February 22, 2001, Thomas I. Unterberg resigned from the Board of Directors of the Company. Mr. Unterberg was also a member of the Compensation and Audit Committees. Mr. Unterberg had no disagreements with the Company on any matters relating to the Company's operations, policies or practices.

     On January 4, 2001, we received notification from Nasdaq that our Common Stock had failed to maintain a minimum bid price of $1.00 per share for the thirty days prior to the date of notification. We had 90 days from the notice date to regain compliance by having the bid price for our Common Stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. We did not regain compliance during the 90 day notice period. On April 5, 2001, we received notice from Nasdaq of its decision to delist our Common Stock, because of our failure to comply with Nasdaq's $1.00 minimum bid price requirement under Nasdaq Marketplace Rule 4450(a)(5). On April 12, 2001 we appealed the delisting decision before the Nasdaq Listing Qualifications Panel and our Common Stock will continue to trade on the Nasdaq National Market pending the outcome of the appeal. The hearing date for the appeal is set for May 24, 2001 at which time we must demonstrate our ability to sustain long term compliance with all applicable Nasdaq maintenance criteria. A delisting from Nasdaq National Market may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity. It may also may make it more expensive for us to register shares of our common stock with the SEC.

     In connection with the issuance of 1,450,000 shares of Series A Preferred Stock on March 9, 2001, the Company recorded a dividend to Series A Preferred shareholders of approximately $2,481 representing the beneficial conversion feature resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $2,481 dividend has been included in the computation of the loss applicable to common shareholders for the three month period ending March 31, 2001, and has been recorded as an addition to the accumulated deficit with a corresponding increase in additional paid-in capital. The Board has not declared a dividend on the Series A Preferred stock, however, approximately $11 of dividends in arrears have accumulated as of March 31, 2001. The potentially dilutive Series A Preferred Stock securities were not included in the diluted loss per share applicable to common shareholders as the effect would be anti-dilutive.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     3.1 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, as amended, filed with the Secretary of State of the State of New Jersey on March 8, 2001. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2001.)

     3.2 Certificate of Amendment to the Restated and Amended Certificate of Incorporation of ECCS, Inc. filed with the Secretary of State of the State of New Jersey on April 3, 2001. (Incorporated by reference to the Company's Current Report on Form 8-K filed on April 12, 2001.)

     3.3 Certificate of Amendment to the Restated and Amended Certificate of Incorporation of ECCS, Inc. filed with the Secretary of State of the State of New Jersey on April 18, 2001. (Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 2001.)

     10.1 Series A Convertible Preferred Stock Purchase Agreement made as of March 9, 2001 by and between the Company and the investors set forth on the Schedule of Purchasers attached thereto as Exhibit A. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2001).

     10.2 Series A Convertible Preferred Stock Purchase Agreement made as of April 4, 2001 by and between the Company and the investors set forth on the Schedule of Purchasers attached thereto as Exhibit A. (Incorporated by reference to the Company's Current Report on Form 8-K filed on April 12, 2001).

     10.3 Series A Convertible Preferred Stock Purchase Agreement made as of April 19, 2001 by and between the Company and the investors set forth on the Schedule of Purchasers attached thereto as Exhibit A. (Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 2001).

     11.1 Calculation of Earnings Per Share.

      (b) Reports on Form 8-K.

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

                                       ECCS, Inc.




Date:  May 15, 2001                 By:  /s/ Gregg M. Azcuy
                                       ---------------------------------------
                                             Gregg M. Azcuy, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date: May 15, 2001                  By:  /s/ Louis J. Altieri
                                       ---------------------------------------
                                             Louis J. Altieri, Vice President,
                                             Finance and Administration
                                             (Principal Financial and
                                             Accounting Officer)

                                                                   Exhibit 11

                           ECCS, INC. AND SUBSIDIARIES
                        Calculation of Earnings per Share
               (Dollars in Thousands Except Per Share Information)


                                                           Three Months
                                                         Ended March 31,
                                                   ---------------------------
                                                      2000             2001
                                                   -------------   -----------
Net (loss) income                                  $  (1,234)      $      42

Beneficial conversion feature related to the
issuance of Series A Preferred Stock               $      --       $   2,492

Net loss applicable to common shares               $  (1,234)      $  (2,450)

Net loss per share - basic and diluted             $    (.11)      $    (.21)


Weighted average number of common shares -
basic and diluted                                     11,404          11,563