Form 10-Q
period 2001-06-30
STORAGE ENGINE INC
filed 2001-08-14
CIK 900619

HALE AND DORR LLP
                 (a Massachusetts Limited Liability Partnership
                     and includes Professional Corporations)
                               Counsellors At Law
                              650 College Road East
                               Princeton, NJ 08540


                            August 14, 2001

Via EDGAR
---------

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549
Attention:  Filing Desk

  Re:  Storage Engine, Inc. (Formerly ECCS, Inc.) (Commission File No. 0-21600)
       -----------------------------------------------------------------------
       Form 10-Q for the Quarter Ended June 30, 2001
       ---------------------------------------------

Dear Sir or Madam:

     Pursuant to Rule 13a-13(a) under the Securities Exchange Act of 1934, as amended, on behalf of Storage Engine, Inc., a New Jersey corporation (the "Corporation"), submitted herewith for filing is the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     If you have any questions or comments concerning this filing, kindly contact the undersigned at (609) 750-7654.

                                            Very truly yours,



                                            /s/ William J. Thomas

Enclosure
WJT/hjn

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                                                                  OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to __________________

                         Commission file number 0-21600
               STORAGE ENGINE, INC. (formerly known as ECCS, INC.)
               ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                   22-2288911
-----------------------------------      -----------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                               07724
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (732) 747-6995
                   -------------------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:  X                                         No:
                      -----                                          ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2001, taking into account a 1:6 reverse stock split which occurred on July 20, 2001:

               Class                                   Number of Shares
               -----                                   ----------------
     Common Stock, $0.01 par value                         1,942,340

                              STORAGE ENGINE, INC.
                         (FORMERLY KNOWN AS ECCS, INC.)

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION.................................................1
-----------------------------

 Item 1.      Financial Statements............................................1

    Consolidated Balance Sheets as of
    December  31, 2000 and June 30, 2001 (unaudited)..........................2

    Consolidated Statements of Operations
    for the three months ended June 30, 2000
    and June 30, 2001 and for the six months
    ended June 30, 2000 and June 30, 2001 (unaudited).........................3

    Consolidated Statements of Cash Flows for
    the six months ended June 30, 2000 and June 30, 2001 (unaudited)..........4

    Notes to Consolidated Financial Statements (unaudited)....................5

 Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations....................14

    Overview.................................................................14

    Results of Operations....................................................15

    Liquidity and Capital Resources..........................................18

PART II. OTHER INFORMATION...................................................23
--------------------------

 Item 1.  Legal Proceedings..................................................23
 Item 2.  Changes in Securities and Use of Proceeds..........................24
 Item 4.  Submission of Matters to a Vote of Security Holders................26
 Item 5   Other Information..................................................27
 Item 6.  Exhibits and Reports on Form 8-K...................................29

SIGNATURES...................................................................30
----------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          Item 1. Financial Statements
                          ----------------------------


      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                            December 31,        June 30,
                                                                                2000              2001
                                                                            -----------        ----------
                                                                                               (unaudited)

Assets
Current Assets:
   Cash and cash equivalents............................................      $ 2,221           $ 3,318
   Accounts receivable, less allowance for doubtful accounts of  $310 and $230 at December 31, 2000 and June 30, 2001,
    respectively........................................................          899             2,127
   Inventories..........................................................        4,452             3,525
   Prepaid expenses and other receivables...............................          294               278
                                                                            ---------          --------
                                                                                7,866             9,248

Property, plant and equipment (net).....................................        1,299               865
Capitalized software (net)..............................................          406                --
Other assets............................................................           61                48
                                                                            ----------          --------
          Total Assets..................................................      $ 9,632           $ 10,161
                                                                            ==========         =========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.........................................................       $  161           $    --
   Payable to Finova Capital............................................          115                --
   Current portion of capital lease obligations.........................          114                82
   Accounts payable.....................................................        2,069               307
   Accrued expenses and other...........................................        1,150               732
   Warranty.............................................................          577               527
   Customer deposits, advances and other credits........................          213               191
                                                                            ---------          --------
                                                                                4,399             1,839
Capital lease obligations, net of current portions......................           88                52
                                                                            ---------          --------
                                                                                4,487             1,891

Series A cumulative convertible redeemable preferred stock,
$0.01 par value per share, Issued and outstanding, 0 shares and
2,125,000 shares at December 31, 2000 and June 30, 2001,
respectively............................................................           --             4,250
   Shareholders' Equity:
   Common stock, $0.01 par value per share, authorized,
    8,333,333 shares; Issued and outstanding*, 1,927,090 shares and 1,942,340 shares at December 31, 2000 and June 30,
    2001, respectively..................................................           19                19
   Capital in excess of par value.......................................       26,767            30,512
   Accumulated deficit..................................................      (21,641)          (26,511)
                                                                            ----------          --------
                                                                                5,145             4,020
                                                                            ----------          --------
       Total Liabilities and Shareholders' Equity.......................      $ 9,632          $ 10,161
                                                                            ==========         =========

    *Shares issued and outstanding reflect the 1:6 reverse stock split which occurred on July 20, 2001.
                See notes to consolidated financial statements.


      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                           For the Three Months                    For the Six Months
                                              Ended June 30,                         Ended June 30,
                                              --------------                         --------------
                                            2000             2001                 2000              2001
                                            ----             ----                 ----              ----


Net sales................................ $ 4,033          $ 2,576             $ 8,640           $ 6,783

Cost of sales............................   2,913            1,553               5,650             3,967
                                          -------           ------              ------             -----

  Gross profit...........................   1,120            1,023               2,990             2,816

Operating expenses:
  Selling, general & administrative......   2,836            1,444               5,480             2,953
  Research & development.................     432              305                 979               839
                                          -------           ------              ------             -----
Operating loss..........................   (2,148)            (726)             (3,469)             (976)

  Net gain on sale of SANStar..........        --               --                  --               284

  Net interest income...................       20               23                 107                31
                                           -------          -------            --------           -------

Net loss.................................  (2,128)            (703)             (3,362)             (661)

Preferred stock dividends and accretion..      --            1,789                  --             4,281
                                           -------          -------            --------            ------


Net loss applicable to common shares..... $ (2,128)       $ (2,492)          $  (3,362)          $(4,942)
                                          =========       =========          ==========          =========

Loss per common share:

Net loss per common share -
  basic and diluted*..................... $  (1.11)       $  (1.29)          $  (1.76)          $  (2.56)
                                          ==========      =========          =========          =========

Weighted average number of common
  and dilutive shares*...................    1,918           1,927              1,909              1,927

 *Net loss per share and the weighted average number of common shares have been adjusted to reflect the 1:6 reverse stock split which occurred on July 20, 2001.

                 See notes to consolidated financial statements.


      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Six Months Ended June 30,
                                                                                   -----------------------------
                                                                                   2000                     2001
                                                                               -------------------- ----------------
Cash flows from operating activities:
   Net loss................................................................    $       (3,362)          $      (661)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization.........................................               875                   623
        Net gain on sale of SANStar........................................                --                  (284)
     Decrease (increase) in accounts receivable............................             3,233                (1,228)
     (Increase) decrease in inventories....................................              (627)                  927
     (Increase) decrease in prepaid expenses and other.....................              (148)                   29
     Decrease in accounts payable, accrued liabilities, and other..........            (1,442)               (2,230)
     Increase (decrease) in unearned revenue...............................               101                   (22)
                                                                               --------------          -------------
Net cash used in operating activities......................................            (1,370)               (2,846)
                                                                               ---------------         -------------

Cash flows from investing activities:
   Additions to property, plant and equipment..............................              (282)                  (78)
    Gross proceeds from the sale of SANStar................................                --                   580
   Additions to capitalized software.......................................              (714)                   --
                                                                               --------------          ------------
Net cash (used in) provided by investing activities........................              (996)                  502
                                                                               ---------------         ------------

Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................            10,594                 3,699
   Repayments under revolving credit agreement.............................            (9,762)               (3,860)
   Repayment to Finova Capital.............................................              (933)                 (115)
   Repayment of long term debt, capital lease obligations..................               (13)                  (68)
   Net proceeds from exercise of employee stock options and issuance of
   common stock............................................................               286                    25
  Net proceeds from sale of Series A preferred stock.......................                --                 3,760
                                                                               --------------          ------------
Net cash provided by financing activities..................................               172                 3,441
                                                                               --------------          ------------
Net (decrease) increase in cash and cash equivalents.......................            (2,194)                1,097
Cash and cash equivalents at beginning of period...........................             7,993                 2,221
                                                                               --------------          ------------
Cash and cash equivalents at end of period.................................    $        5,799           $     3,318
                                                                               ==============           ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..............................................................    $           84           $        26
                                                                               ==============           ===========

                 See notes to consolidated financial statements.

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)

Note 1 - Basis of Presentation

     The information presented for June 30, 2000 and June 30, 2001, and for the three month and six month periods then ended, is unaudited, but, in the opinion of the management of Storage Engine, Inc. ("SEI" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2001, the results of its operations for the three-month and six-month periods ended June 30, 2000 and June 30, 2001, and its cash flows for the six-month periods ended June 30, 2000 and June 30, 2001. On July 9, 2001 the Board of Directors approved a 1 for 6 reverse stock split which became effective on July 20, 2001. All periods presented have been adjusted to reflect such reverse stock split. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
              (Dollars in Thousands except Per Share Information)


connectivity options provide storage users the flexibility to choose and deploy a particular storage solution to meet their needs.

     (b)  Cash and Cash Equivalents

     The Company considers short-term investments with a maturity of three months or less when purchased to be cash equivalents.

     (c)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                   December 31,      June 30,
                                                      2000             2001
                                                 --------------    ------------
                                                                   (unaudited)

Purchased parts.................................  $    1,610       $   1,521
Finished goods..................................       5,309           4,045
                                                   ---------       ---------
                                                       6,919           5,566
         Less: inventory valuation reserve......       2,467           2,041
                                                   ---------       ----------
                                                  $    4,452       $   3,525
                                                   ==========      ==========

     (d)  Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation and amortization are provided on a straight-line basis over their estimated useful lives ranging from three to five years.

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

     (f)  Software Development Costs

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic

     STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
              (Dollars in Thousands except Per Share Information)


life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $176 and $156 for the six-month periods ended June 30, 2000 and June 30, 2001, respectively. At December 31, 2000, the Company had capitalized an aggregate of $3,905 of software development costs of which $2,104 has been written off and $1,395 has been amortized in the aggregate. As of June 30, 2001, the Company has capitalized an aggregate of $3,905 of software development costs of which $2,104 has been written off, $1,551 has been amortized, and $250 of SANStar capitalization was sold to Ciprico, Inc. in February 2001.

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

     (h)  Revenue Recognition

     In general, revenue is recognized upon shipment of the product or system or as services are provided. Periodically, revenue is recognized for product which is being held at the customer's request. The Company had no bill and hold transactions in 2000 or 2001. Revenue is only recognized on such product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining (i.e. installation). Revenues related to maintenance contracts are recognized over the respective terms of the maintenance contracts. Revenue for certain major product enhancements and major new product offerings, for which the Company believes that significant product development risks may exist which can realistically only be addressed during live beta testing at end-user sites, is not recognized until successful completion of such end-user beta testing.

     (i)  Warranty

     Estimated future warranty obligations related to SEI products are provided by charges to operations in the period the related revenue is recognized.

     (j)  Research and Development Costs

     Research and development costs are expensed as incurred, except for software development costs which are accounted for as noted above.

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
              (Dollars in Thousands except Per Share Information)

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

     (m)  Per Share Information

     Per share information is presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. For the three and six month periods ended June 30, 2001 and June 30, 2000, diluted earnings per share does not include the effects of options, warrants and convertible securities as they are anti-dilutive. On July 9, 2001 the Board of Directors approved a 1 for 6 reverse stock split which became effective on July 20, 2001. Net loss per share and the weighted average number of common shares have been adjusted to reflect such reverse stock split.

     In connection with the issuance of 6% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock") (described in Note
4), the Company recorded a dividend to Series A Preferred shareholders of approximately $4,209 representing the beneficial conversion feature resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $4,209 dividend has been included in the computation of the loss applicable to common shareholders for the six-month period ending June 30, 2001, and has been recorded as an addition to the accumulated deficit with a corresponding increase in additional paid-in capital. The Board has not declared a dividend on the Series A Preferred stock, however, approximately $72 of dividends in arrears have accumulated as of June 30, 2001. The potentially dilutive Series A Preferred Stock securities were not included in the diluted loss per share applicable to common shareholders as the effect would be anti-dilutive.

Note 3 - Legal Proceedings

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into

 STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
              (Dollars in Thousands except Per Share Information)


Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies that are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas were received by several of our employees, some of whom testified before a grand jury. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any federal laws in connection with our sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of five hundred dollars for each unit sold to the U.S. Air Force, with the proceeds going to the benefit of Co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the U.S. Air Force in procuring computer-related products and other related parties were indicted on multiple federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including us, to the U.S. Air Force. The defendants in the Indictment appear to be the co-conspirators referred to in the Information. We are referred to in the Indictment in terms similar to the Information. We believe that we had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by us to any of the defendants in the Indictment were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the U.S. Air Force.

     In December 2000, the United States Attorney's Office in Boston, Massachusetts advised us through our attorneys that, while the investigation is still ongoing, it had no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the U.S. Air Force. We continue to work closely with, sell to, and seek solutions for,

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
              (Dollars in Thousands except Per Share Information)

our customer, the U.S. Air Force through integrators. We cannot be certain that our sales and operating results will not be adversely affected by the investigation discussed above.

Note 4 - Convertible Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On March 8, 2001, the Company designated 1,788,750 shares as Series A Preferred Stock. On April 4, 2001 and April 19, 2001, the Company increased the number of shares designated as Series A Preferred Stock to 1,793,750 and 2,125,000, respectively.

     On March 9, 2001, the Company issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of a private placement of its Series A Preferred Stock (the "Private Placement") for gross proceeds equal to $2,900.

     On April 4, 2001 and April 19, 2001, the Company issued to accredited investors 250,000 and 300,000 shares of additional Series A Preferred Stock, respectively. In addition, the Company issued an aggregate of 125,000 shares of Series A Preferred Stock to C.E. Unterberg, Towbin ("Unterberg Towbin"), the Company's financial advisor in the Private Placement, for services provided in connection with the Private Placement. As of June 30, 2001, there were 2,125,000 shares of Series A Preferred Stock issued and outstanding and the Series A Preferred shareholders represented approximately 60% of the Company's Common Stock on an as converted to Common Stock basis. The Company received aggregate gross proceeds of $4,000 in connection with the Private Placement. Assuming full conversion of the Series A Preferred Stock, the Company's issued and outstanding shares of Common Stock would be increased by 2,833,333 shares (after taking into account the 1:6 reverse stock split).

     Each share of Series A Preferred Stock is initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock, however, subsequent to the one-for-six reverse split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is convertible into approximately one and one-third (1 1/3) shares of our Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)

Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. As of June 30, 2001, approximately $72 of dividends had accumulated and have not been declared and paid. In addition, interest of 6% per annum accrues on such unpaid dividends.

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

Note 5 - Transaction With a Significant Customer

     Sales to the U.S. Air Force through Federal integrators were $3,445 and accounted for approximately 50.8% of net sales for the six-months ended June 30, 2001. Sales to the U.S. Air Force through Federal integrators for the six-months ended June 30, 2001 increased by approximately 62.5% as compared to such sales for the six-months ended June 30, 2000.

Note 6 - Factoring Facility

     On July 9, 1997, the Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 1997. On June 16, 2000, the Company signed an amendment to the factoring facility between BOA and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as described above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC (GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. The obligations of the Company under such agreement are

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)

collateralized by substantially all of the assets of the Company. As of June 30, 2001, the Company had no outstanding balance under this full recourse factoring facility.

     The Company's agreement with GMAC restricts the Company's ability to pay certain dividends without GMAC's prior written consent. The Company has certain covenants with GMAC all of which are in compliance as of June 30, 2001.

Note 7 -Subsequent Events

     On January 4, 2001, the Company received notification from Nasdaq that its Common Stock had failed to maintain a minimum bid price of $1.00 per share for the 30 days prior to the date of notification. The Company had 90 days from the notice date to regain compliance by having the bid price for its Common Stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. The Company did not regain compliance during the 90-day notice period. On April 5, 2001, the Company received notice from Nasdaq of its decision to delist the Company's Common Stock, because of the Company's failure to comply with Nasdaq's $1.00 minimum bid price requirement under Nasdaq Marketplace Rule 4450(a)(5).
The Company appealed the delisting decision before the Nasdaq Listing Qualifications Panel and a hearing was held on May 24, 2001. On July 2, 2001, the Company received notification from Nasdaq of the Listing Qualifications Panel's opinion that the Company failed to present a definitive plan to achieve compliance with all of the continued listing requirements on the Nasdaq National Market, including long term compliance with the net tangible assets/shareholders' equity standard. Pursuant to the Listing Panel's notification, the Company's Common Stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective July 5, 2001. The
Company's Common Stock was thereafter listed under the symbol ECCSC. The transfer to the Nasdaq SmallCap Market was made subject to the condition that the Company demonstrates a closing bid price of $1.00 per share on or before August 2, 2001 and further evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days (the "Exception Period"). The Company must also be able to demonstrate compliance with all other Nasdaq SmallCap Market continued listing requirements.

     In order to meet Nasdaq's $1.00 minimum bid price, on July 9, 2001, the Board of Directors of the Company approved and declared a one-for-six reverse stock split (the "Reverse Split") of the Company's common stock effective on July 20, 2001. Pursuant to the Reverse Split, shareholders of record as of the close of trading on July 20, 2001, received one share of the Company's common stock for each six shares of the Company's common stock held on such date. The next higher number of whole shares was issued in lieu of fractional shares. The Reverse Split became effective on the Nasdaq National Market on July 23, 2001. On the effective date of the Reverse Split on Nasdaq, the Company exceeded the Nasdaq SmallCap Market $1 minimum bid requirement.

     Pursuant to shareholder and Board approval, the Company filed with the Secretary of State of the State of New Jersey an amendment to its amended and restated certificate of incorporation changing the Company name from ECCS, Inc. to Storage Engine, Inc. effective on July 20, 2001. The Company has reserved the symbol "SENG" for trading on the Nasdaq Stock

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2000 and June 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


Market under its new name, however, the Company began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and will continue to trade under this symbol during the Exception Period granted by Nasdaq. Nasdaq notified the Company on August 10, 2001 that the Company has satisfied the Nasdaq SmallCap Market continued listing requirements and the Company's Common Stock will begin trading under the symbol "SENG" on August 14, 2001.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

Overview
--------

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

     Sales to the U.S. Air Force accounted for approximately 30.5% of net sales for the year ended December 31, 2000. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3. to our Consolidated Financial Statements set forth in Item 1 above.

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

Results of Operations (Dollars in Thousands)
-------------------------------------------

         Three Months Ended June 30, 2000 and 2001
         -----------------------------------------

     Net Sales

     Net sales decreased by approximately $1,457, or 36.1%, in the three months ended June 30, 2001 as compared to net sales in the three months ended June 30, 2000. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 93% and 89% of total net sales in the quarters ended June 30, 2000 and 2001, respectively. Revenues derived from services, accounted for 7% and 11% of net sales in the quarters ended June 30, 2000 and 2001, respectively. The decrease in net sales in the 2001 period as compared to the same period in 2000 resulted primarily from lower sales to the U.S. Air Force through Federal integrators and lower sales to commercial customers and alternate channel partners.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $306, or 31%, in the three months ended June 30, 2001 as compared to net sales in the three months ended June 30, 2000. Such sales accounted for approximately 24.5% and 26.5% of total net sales in the quarters ended June 30, 2000 and 2001, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to our commercial customers of $1,837 decreased by approximately $1,112, or 37.7%, in the three months ended June 30, 2001 as compared to net sales in the three months ended June 30, 2000. Such sales accounted for approximately 73.1% and 71.3% of net sales for the three-month period ending June 30, 2000 and June 30, 2001, respectively. One customer accounted for 44.0% of total net sales in the three months ended June 30, 2001. One customer accounted for 13.0% of total net sales in the three months ended June 30, 2000.

     Sales to alternate channel partners decreased by approximately $39, or 40.6%, in the three months ended June 30, 2001 as compared to total net sales in the three months ended June 30, 2000. Such sales accounted for approximately 2.4% and 2.2% of net sales in the quarters ended June 30, 2000 and 2001, respectively. Such decrease represents a decrease in sales to Unisys and Tandem.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. Our gross profit decreased by approximately $97, in the three months ended June 30, 2001 to approximately $1,023 from $1,120 in the three months ended June 30, 2000. In the three months ended June 30, 2001, the gross margin percentage was 39.7% as compared to 27.8% in the same period in 2000. Such increase in the gross margin percentage is primarily the result of the higher gross margin obtained from products sold to the Company's commercial and Federal customers.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses decreased as a percentage of net sales representing 70.3% and 56.1% for the three months ended June 30, 2000 and 2001, respectively. Such percentage decrease represents a decrease in SG&A costs that had occurred over the same period in 2000, offset by the lower level of revenue in 2001. SG&A expenses decreased by $1,392 to $1,444 in the three months ended June 30, 2001 from $2,836 in the three months ended June 30, 2000. In response to competitive and financial pressures during the month of January 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers agreed to a salary reduction. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 64% and 76% of such expenses for the three months ended June 30, 2000 and June 30, 2001, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses decreased in the three months ended June 30, 2001 by $127, or 29.4% in the corresponding 2000 period. Such expenditures represented $432 and $305 for the three months ended June 30, 2000 and 2001, respectively. Research and development expenses for the second quarter of 2001 represented approximately 11.8% of our net sales.

     Research and development products for which we expect to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized OEM products.

Net Interest Income

     Net interest income was $20 and $23 for the three months ended June 30, 2000 and June 30, 2001, respectively. The $3 increase in interest income was due primarily to decreased borrowings as compared to the same period in 2000.

     Six Months Ended June 30, 2000 and 2001
     ---------------------------------------

     Net Sales

     Net sales decreased by approximately $1,857, or 21.5%, in the six months ended June 30, 2001 as compared to net sales in the six months ended June 30, 2000. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 94.9% and 92.4% of net sales in the six months ended June 30, 2000 and June 30, 2001, respectively. Service revenues accounted for 5.1% and 7.6% of total net sales in the six months ended June 30, 2000 and June 30, 2001, respectively. The decrease in net sales in the 2001 period resulted primarily from lower sales to commercial customers and alternate channel partners offset by an increase in sales to the U.S. Air Force through Federal integrators.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $1,344, or 64%, in the six months ended June 30, 2001 as compared to net sales in the six months ended June 30, 2000. Such sales accounted for approximately 24.3% and 50.8% of total net sales in the six months ended June 30, 2000 and June 30, 2001, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to our commercial customers of $3,248 decreased by approximately $2,946, or 47.6%, in the six months ended June 30, 2001 as compared to total net sales in the six months ended June 30, 2000. Such sales accounted for approximately 71.7% and 47.9% of total net sales in the six months ended June 30, 2000 and June 30, 2001, respectively. One customer accounted for 20.9% of total net sales in the six months ended June 30, 2001. One customer accounted for 10.2% of total net sales in the six months ended June 30, 2000.

     Sales to alternate channel partners decreased by approximately $255, or 73.9%, in the six months ended June 30, 2001 as compared to total net sales in the six months ended June 30, 2000. Such sales accounted for approximately 4.0% and 1.3% of total net sales in the six months ended June 30, 2000 and 2001, respectively. Such decrease represents a decrease in sales to Unisys and Tandem.

     Gross Profit

     Our gross profit decreased by approximately $174 in the six months ended June 30, 2001 to approximately $2,816 from $2,990 in the six months ended June 30, 2000. In the six months ended June 30, 2001, the gross margin percentage was 41.5% as compared to 34.6% in the same period in 2000. Such increase in the gross margin percentage is primarily the result of the higher gross margin obtained from products sold to the Company's commercial and Federal customers.

     Operating Expenses

     SG&A expenses decreased as a percentage of net sales representing 63.4% and 43.5% for the six months ended June 30, 2000 and 2001, respectively. Such percentage decrease represents certain SG&A costs that have decreased over the same period in 2000. SG&A expenses decreased by $2,527 to $2,953 in the six months ended June 30, 2001 from $5,480 in the six months ended June 30, 2000. In response to competitive and financial pressures during the month of January 2001, we reduced our workforce by up to 40% across most departments. As a result, the Company recorded a charge in the first quarter of 2001 of $200 for salaries and benefits associated with the workforce reduction. Additionally, our executive officers agreed to a salary reduction. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 71% and 93% of such expenses for the six months ended June 30, 2000 and June 30, 2001, respectively.

     Research and development expenses decreased in the six months ended June 30, 2001 by $140, or 14.3% to $839 from $979 in the corresponding 2000 period. This decrease is due primarily to a decrease in engineering staff associated with the sale of our SANStar technology. Research and development expenses for the six months of 2001 represented approximately 12.4% of our net sales.

     Net Interest Income

     Net interest income was $107 and $31 for the six months ended June 30, 2000 and June 30, 2001, respectively. The $76 reduction in interest income was due primarily to lower cash balances in 2001 compared to the same period in 2000.

Liquidity and Capital Resources (Dollars in Thousands)
------------------------------------------------------

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On June 30, 2001, our cash balance was approximately $3,318.

     Net cash used in operating activities was $1,370 and $2,846 for the six months ended June 30, 2000 and June 30, 2001. Such use of cash in 2001 resulted primarily from the net loss from operations, coupled with an increase in accounts receivable and a decrease in accounts payable, accrued liabilities and other, offset by a decrease in inventory.

     We used $282 and $78 for the acquisition of equipment by direct purchase during the six months ended June 30, 2000 and June 30, 2001, respectively. Net cash provided by the sale of SANStar technology was $580. Total capital expenditures for 2001 are expected to be approximately $500, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by financing activities was $172 and $3,441 for the six months ended June 30, 2000 and June 30, 2001, respectively. Such source of cash in 2001 resulted primarily from the net proceeds from the issuance of Series A Preferred Stock.

     Our working capital was $3,467 and $7,409 at December 31, 2000 and June 30, 2001, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. On June 16, 2000, we signed an amendment to the factoring facility extending the agreement until July 30, 2003, and from year to year thereafter until terminated. Except as referenced above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC
(GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. Our obligations under such agreement are collateralized by substantially all of our assets. As of June 30, 2001, we had no outstanding balance under this full recourse factoring facility. The Company has certain covenants with GMAC all of which are in compliance as of June 30, 2001.

     Our agreement with GMAC restricts our ability to pay certain dividends without GMAC's prior written consent.

     On December 1, 1997, Finova Capital Corp. ("Finova") acquired our $2,000 general line of credit with AT&T-CFC. We renewed its credit line with Finova upon its expiration on January 31, 1999 and such general line of credit was increased to $3,000 and extended through January 31, 2000, on the same terms and conditions. On January 31, 2000, the amount of the line was returned to $2,000 and the line was extended through January 31, 2001. On April 17, 2000, Finova approved a permanent increase in the line of $2,000, raising the total amount of funds available to us under the general line of credit to $4,000. We received a sixty-day notice of termination from Finova on December 11, 2000 terminating the $4,000 general line of credit. We used this line of credit to augment our purchasing ability with various vendors. As of June 30, 2001, this credit line has been repaid. The Company believes that such line of credit is no longer needed and has been replaced by credit terms established with the Company's vendors.

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

     On March 9, 2001, we issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of a private placement of our Series A Preferred Stock (the "Private Placement") for gross proceeds equal to $2,900. The Series A Preferred Stock was initially convertible into our Common Stock on an 8-for-1 basis, however, subsequent to the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is convertible into approximately one and one-third (1 1/3) shares of our Common Stock. The Series A Preferred Stock also has liquidation and dividend preferences superior to those of existing shareholders. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. The holders of Series A Preferred Stock also acquired certain anti-dilution and shelf registration rights. C.E. Unterberg, Towbin ("Unterberg Towbin") acted as our financial advisor in the Private Placement and received 78,125 shares of Series A Preferred Stock for services provided in connection with the initial closing.

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

     On January 4, 2001, we received notification from Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 per share for the 30 days prior to the date of notification. We had 90 days from the notice date to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. We did not regain compliance during the 90-day notice period. On April 5, 2001, we received notice from Nasdaq of its decision to delist our common stock, because of our failure to comply with Nasdaq's $1.00 minimum bid price requirement under Nasdaq Marketplace Rule 4450(a)(5). We appealed the delisting decision before the Nasdaq Listing Qualifications Panel and a hearing was held on May 24, 2001. On July 2, 2001, we received notification from Nasdaq of the Listing Qualifications Panel's opinion that we failed to present a definitive plan to achieve compliance with all of the continued listing requirements on the Nasdaq National Market, including long term compliance with the net tangible assets/shareholders' equity standard. Pursuant to the Listing Panel's notification, our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective July 5, 2001. The Company's common stock was thereafter listed under the symbol ECCSC. The transfer to the Nasdaq SmallCap Market was made subject to the condition that we demonstrate a closing bid price of $1.00 per share on or before August 2, 2001 and further evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days (the "Exception Period"). The Company must also be able to demonstrate compliance with all other Nasdaq SmallCap Market continued listing requirements.

     In order to meet Nasdaq's $1.00 minimum bid price, on July 9, 2001, the Board of Directors of the Company approved and declared a one-for-six reverse stock split (the "Reverse Split") of the Company's common stock effective on July 20, 2001. Pursuant to the Reverse Split, shareholders of record as of the close of trading on July 20, 2001, received one share of the Company's common stock for each six shares of the Company's common stock held on such date. The next higher number of whole shares was issued in lieu of fractional shares. The

Reverse Split became effective on the Nasdaq National Market on July 23, 2001. On the effective date of the Reverse Split on Nasdaq, the Company exceeded the Nasdaq SmallCap Market $1 minimum bid requirement.

     Pursuant to shareholder and Board approval, the Company filed with the Secretary of State of the State of New Jersey an amendment to its amended and restated certificate of incorporation changing the Company name from ECCS, Inc. to Storage Engine, Inc. effective on July 20, 2001. The Company has reserved the symbol "SENG" for trading on the Nasdaq Stock Market under its new name, however, the Company began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and will continue to trade under this symbol during the Exception Period granted by Nasdaq. Nasdaq notified the Company on August 10, 2001 that the Company has satisfied the Nasdaq SmallCap Market continued listing requirements and the Company's Common Stock will begin trading under the symbol "SENG" on August 14, 2001.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings.
-------------------------

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies that are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas were received by several of our employees, some of whom testified before a grand jury. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any federal laws in connection with our sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of five hundred dollars for each unit sold to the U.S. Air Force, with the proceeds going to the benefit of Co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the U.S. Air Force in procuring computer-related products and other related parties were indicted on multiple federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including us, to the U.S. Air Force. The defendants in the Indictment appear to be the co-conspirators referred to in the Information. We are referred to in the Indictment in terms similar to the Information. We believe that we had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by us to any of the defendants in the Indictment were properly authorized; and that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the U.S. Air Force.

     In December 2000, the United States Attorney's Office in Boston, Massachusetts advised us through our attorneys that, while the investigation is still ongoing, it had no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any federal laws in connection with our sale of computer products which were ultimately received by the U.S. Air Force. We continue to work closely with, sell to, and seek solutions for, our customer, the U.S. Air Force through integrators. We cannot be certain that our sales and operating results will not be adversely affected by the investigation discussed above.

Item 2. Changes in Securities and Use of Proceeds.
-------------------------------------------------

     On April 3, 2001 we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company, increasing the total number shares designated as Series A Preferred Stock to 1,793,750. The filing of such certificate was approved by our Board of Directors on January 25, 2001. On April 4, 2001, pursuant to the second closing of a private placement, we issued an aggregate of 250,000 shares of Series A Preferred Stock to accredited investors at a purchase price per share equal to $2.00 for aggregate gross proceeds of $500. No underwriter was employed by us in connection with the issuance of the securities in the private placement, however, Unterberg Towbin acted as our financial advisor. On April 4, 2001, the Company issued an additional 78,125 shares of Series A Preferred Stock to Unterberg Towbin for services provided in connection with the private placement.

     On April 18, 2001 we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company, increasing the total number shares designated as Series A Preferred Stock to 2,125,000. The filing of such certificate was approved by our Board of Directors on January 25, 2001. On April 19, 2001, pursuant to the third and final closing of the private placement, we issued an aggregate of 300,000 shares of Series A Preferred Stock to accredited investors at a purchase price equal to $2.00 per share for aggregate gross proceeds equal to $600. In addition, we issued an additional 31,250 shares of Series A Preferred Stock to Unterberg Towbin for services provided in connection with the private placement. Including shares issued in March 2001, the completed private placement resulted in the sale of an aggregate of 2,000,000 shares of Series A Preferred Stock to accredited investors for gross proceeds equal to $4,000. Additionally, Unterberg Towbin received a total of 125,000 shares of Series A Preferred Stock for services provided in connection with the private placement. Upon consummation of the private placement, holders of all Series A Preferred Stock outstanding represented approximately 60% of the Common Stock of the Company on an as converted to Common Stock basis. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     On July 9, 2001, the Board of Directors of the Company approved and declared a one-for-six reverse stock split (the "Reverse Split") of the Company's common stock effective on July 20, 2001. Pursuant to the Reverse Split, shareholders of record as of the close of trading on on July 20, 2001, received one share of the Company's common stock for each six shares of the Company's common stock held on such date. The next higher number of whole shares was issued in lieu of fractional shares. The Reverse Split became effective on the Nasdaq National

Market on July 23, 2001. On the effective date of the Reverse Split, the Company exceeded the Nasdaq SmallCap Market $1 minimum bid requirement.

     Thomas I. Unterberg beneficially owns (within the meaning of that term under Section 13(d)(1) of the Securities Exchange Act of 1934, as amended) approximately 32.5% of the Common Stock of the Company on an as-converted to Common Stock basis. Thomas I. Unterberg is a director of the Company and the Chairman, Managing Director and member of the Executive Committee of C.E. Unterberg, Towbin. Thomas I. Unterberg disclaims beneficial ownership of certain of such securities.

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

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock, however, subsequent to the Reverse Split each share of Series A Preferred Stock is convertible into approximately one and one-third (1 1/3) shares of our Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the sale of our Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of our Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on June 21, 2001. The number of shares of Common Stock present and voted at the Meeting do not reflect the Reverse Split.

     There was represented at the Meeting, either in person or by Proxy, 10,244,232 shares of Common Stock out of a total number of 11,562,540 shares of Common Stock issued and outstanding and entitled to vote at the Meeting; and 1,465,000 shares of Series A Preferred Stock out of a total number of 2,125,000 shares of Series A Preferred Stock issued and outstanding and entitled to vote at the Meeting. Each share of Common Stock was entitled to one vote and each share of Series A Preferred Stock was entitled to eight votes on any matter presented to the all shareholders. Accordingly, there are an aggregate of 28,562,540 votes entitled to be cast at this Meeting on matters presented to all shareholders, of which an aggregate of 21,964,232 are present in person or represented by proxy. Each share of Series A Preferred Stock was entitled to one vote on any matter presented at the Meeting to Series A Preferred Stockholders voting as a separate class.

     The following is a complete list of the Directors of the Company, each of whom were elected at the meeting:

Michael E. Faherty
Gale R. Aguilar
Gregg M. Azcuy
James K. Dutton
Donald E. Fowler
Frank R. Triolo
Thomas I. Unterberg

The proposals and results of the vote of the shareholders taken at the Meeting by ballot and proxy were as follows:

     (A) The results of the vote taken at the Meeting with respect to the election of the nominees for the Board of Directors of the Company were as follows:

Nominee                    For                       Withheld
-------                    ---                       --------

Michael E. Faherty         21,851,839 Votes          112,383 Votes
Gale R. Aguilar            21,851,433 Votes          112,799 Votes
Gregg M. Azcuy             21,851,739 Votes          112,493 Votes
James K. Dutton            21,851,994 Votes          112,238 Votes
Donald E. Fowler           21,851,982 Votes          112,250 Votes

Frank R. Triolo            21,850,394 Votes          113,838 Votes
Thomas I. Unterberg        21,711,369 Votes          252,863 Votes


     (B) A vote was taken at the Meeting on the proposal to amend the Certificate of Incorporation of the Company to change the Company's name to Storage Engine, Inc. The results of the vote taken at the Meeting with respect to amending the Company's Certificate of Incorporation were as follows:

Common Stock
------------
FOR   21,854,373 Votes     AGAINST   80,846 Votes    ABSTAIN   29,013 Votes

Preferred Stock (voting as separate class)
------------------------------------------
FOR     1,465,000 Votes    AGAINST        0 Votes    ABSTAIN        0 Votes

     (C) A vote was taken at the Meeting on the proposal to amend the Company's 1996 Stock Plan to increase the maximum aggregate number of shares of Common Stock available for issuance thereunder from 1,600,000 to 7,600,000 shares and to reserve an additional 6,000,000 shares of Common Stock of the Company for issuance upon the exercise of stock options granted under the 1996 Stock Plan.

FOR   14,396,155 Votes     AGAINST   943,307 Votes   ABSTAIN   42,746 Votes

     (D) A vote was taken at the Meeting on the proposal to ratify the appointment of Richard A. Eisner & Company, LLP as independent auditors of the Company for the year ending December 31, 2001.

FOR   21,906,787 Votes     AGAINST   21,455 Votes    ABSTAIN   35,990 Votes


Item 5. Other Information (Dollars in Thousands, except per share and minimum bid amounts).
        ------------------------------------------------------------------------

     On January 4, 2001, we received notification from Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 per share for the 30 days prior to the date of notification. We had 90 days from the notice date to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. We did not regain compliance during the 90-day notice period. On April 5, 2001, we received notice from Nasdaq of its decision to delist our common stock, because of our failure to comply with Nasdaq's $1.00 minimum bid price requirement under Nasdaq Marketplace Rule 4450(a)(5). We appealed the delisting decision before the Nasdaq Listing Qualifications Panel and a hearing was held on May 24, 2001. On July 2, 2001, we received notification from Nasdaq of the Listing Qualifications Panel's opinion that we failed to present a definitive plan to achieve compliance with all of the continued listing requirements on the Nasdaq National Market, including long term compliance with the net tangible assets/shareholders' equity standard. Pursuant to the Listing Panel's notification, our common stock was transferred from the Nasdaq

National  Market to the Nasdaq  SmallCap  Market  effective  July 5,  2001.  The
Company's common stock was thereafter listed under the symbol ECCSC. The transfer to the Nasdaq SmallCap Market was made subject to the condition that we demonstrate a closing bid price of $1.00 per share on or before August 2, 2001 and further evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days (the "Exception Period"). The Company must also be able to demonstrate compliance with all other Nasdaq SmallCap Market continued listing requirements.

     On July 9, 2001, the Board of Directors of the Company approved and declared a one-for-six reverse stock split (the "Reverse Split") of the Company's common stock effective on July 20, 2001. Pursuant to the Reverse Split, shareholders of record as of the close of trading on July 20, 2001, received one share of the Company's common stock for each six shares of the Company's common stock held on such date. The next higher number of whole shares was issued in lieu of fractional shares. The Reverse Split became effective on the Nasdaq National Market on July 23, 2001. On the effective date of the Reverse Split on Nasdaq, the Company exceeded the Nasdaq SmallCap Market $1 minimum bid requirement.

     Pursuant to shareholder and Board approval, the Company filed with the Secretary of State of the State of New Jersey an amendment to its amended and restated certificate of incorporation changing the Company name from ECCS, Inc. to Storage Engine, Inc. effective on July 20, 2001. The Company has reserved the symbol "SENG" for trading on the Nasdaq Stock Market under its new name, however, the Company began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and will continue to trade under this symbol during the Exception Period granted by Nasdaq. Nasdaq notified the Company on August 10, 2001 that the Company has satisfied the Nasdaq SmallCap Market continued listing requirements and the Company's Common Stock will begin trading under the symbol "SENG" on August 14, 2001.

     In connection with the issuance of 2,125,000 shares of Series A Preferred Stock during March and April of 2001, the Company recorded a dividend to Series A Preferred shareholders of approximately $4,209 representing the beneficial conversion feature resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance. The $4,209 dividend has been included in the computation of the loss applicable to common shareholders for the six-month period ending June 30, 2001, and has been recorded as an addition to the accumulated deficit with a corresponding increase in additional paid-in capital. The Board has not declared a dividend on the Series A Preferred stock, however, approximately $72 of dividends in arrears have accumulated as of June 30, 2001. The potentially dilutive Series A Preferred Stock securities were not included in the diluted loss per share applicable to common shareholders as the effect would be anti-dilutive.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Exhibits.

          3.1 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, as amended, filed with the Secretary of State of the State of New Jersey on June 22, 2001.

          3.2 Certificate of Amendment to the Restated and Amended Certificate of Incorporation of ECCS, Inc. filed with the Secretary of State of the State of New Jersey on July 16, 2001.

          11   Calculation of Earnings Per Share.

      (b) Reports on Form 8-K.

               On April 12, 2001, the Company filed a report on Form 8-K relating to the issuance of 250,000 shares of its Series A Preferred Stock and the Company's request for a hearing to appeal a Nasdaq delisting decision.

               On April 24, 2001, the Company filed a report on Form 8-K relating to the issuance of 300,000 shares of its Series A Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STORAGE ENGINE, INC.
                                            (Formerly known as ECCS, Inc.)



Date:  August 14, 2001                      By:/s/  Gregg M. Azcuy
                                              -------------------------
                                              Gregg M. Azcuy, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)



Date: August 14, 2001                       By:/s/ Louis J. Altieri
                                              --------------------------
                                              Louis J. Altieri, Vice President,
                                              Finance and Administration
                                              (Principal Financial and
                                              Accounting Officer)

                                                                     EXHIBIT 3.1

                        CERTIFICATE OF AMENDMENT TO THE

               RESTATED AND AMENDED CERTIFICATE OF INCORPORATION

                                 OF ECCS, INC.


     Pursuant to Section 14A:7-2 of the New Jersey Business Corporation Act, the undersigned corporation executes this Certificate of Amendment to its Restated and Amended Certificate of Incorporation.

     1.   The name of the corporation is ECCS, Inc. (the "Corporation").

     2. Paragraph II(10)of the Corporation's Certificate of Amendment to the Restated and Amended Certificate of Incorporation filed on March 8, 2001 with the Secretary of State of the State of New Jersey, as amended on April 3, 2001 and April 18, 2001, is amended to read in its entirety as follows:

     "(10) Purchase Agreements. The Series A Convertible Preferred Stock shall be subject to the provisions of the Purchase Agreements, dated March 9, 2001, April 4, 2001 and April 19, 2001, between the Corporation and the Purchasers listed on each respective Exhibit A attached thereto."

     3. The foregoing amendment establishing and designating a series of shares and fixing and determining the relative rights and preferences thereof was duly adopted by the Board of Directors on the 25th day of January, 2001 pursuant to authority vested in it by the Certificate of Incorporation.

                                    * * * * *

     IN WITNESS WHEREOF, this Certificate of Amendment is made this 21st day of June, 2001.

                                           ECCS, INC.



                                           By: /s/ Gregg M. Azcuy
                                              --------------------------------
                                              Gregg M. Azcuy, President and
                                              Chief Executive Officer

                                                                     EXHIBIT 3.2

                        CERTIFICATE OF AMENDMENT TO THE

               RESTATED AND AMENDED CERTIFICATE OF INCORPORATION

                                 OF ECCS, INC.

     Pursuant to Sections 14A:9-2(2),  14A:9-2(4),  14A:7-15.1(3) and 14A:9-4(3)
of the New Jersey Business Corporation Act, the undersigned corporation executes this Certificate of Amendment to its Restated and Amended Certificate of Incorporation.

     1. The name of the corporation is ECCS, Inc. (the "Corporation").

     2. The first paragraph of Article IV of the Corporation's Restated and Amended Certificate of Incorporation is amended to read in its entirety as follows:

     "IV. Authorized Capital. The total number of shares of all classes of stock which the Corporation shall have authority to issue is eleven million three hundred thirty three thousand three hundred thirty three (11,333,333) shares. The Corporation is authorized to issue two classes of stock designated "Common Stock" and "Preferred Stock", respectively. The total number of shares of Common Stock authorized to be issued by the Corporation is eight million three hundred thirty three thousand three hundred thirty three (8,333,333), each such share of Common Stock having a par value of $.01. The total number of shares of Preferred Stock authorized to be issued by the Corporation is three million (3,000,000), each such share of Preferred Stock having a par value of $.01, two million one hundred twenty five thousand (2,125,000) of which have been designated as 6% Cumulative Convertible Preferred Stock, Series A. Eight hundred seventy five thousand (875,000) shares of Preferred Stock shall be undesignated Preferred Stock."

     3. The foregoing amendment reducing the number of authorized shares of Common Stock was made in connection with a one-for-six reverse stock split of the Common Stock whereby 11,562,540 issued and outstanding shares of Common Stock, $.01 par value, were reclassified, changed and combined into 1,927,090 shares of Common Stock, $.01 par value.

     4. The foregoing amendment reducing the number of authorized shares of Common Stock was duly adopted by the Board of Directors on the 9th day of July, 2001 pursuant to authority vested in it by the Certificate of Incorporation.

     5. The foregoing amendment reducing the number of authorized shares of Common Stock will not adversely affect the rights or preferences of the holders of outstanding shares of any class or series and will not result in the percentage of authorized shares that remains unissued after the combination exceeding the percentage of authorized shares that was unissued before the combination.

     6. The following amendment to the Restated and Amended Certificate of Incorporation was approved by the directors and thereafter duly adopted by the shareholders of the Corporation on the 21st day of June, 2001:

     RESOLVED, that Article I of the Amended and Restated Certificate of Incorporation be amended to read as follows:

     "The name of the Corporation is Storage Engine, Inc."

     7. The number of shares of the Corporation entitled to vote on the forgoing amendment to change the Corporation's name was 11,562,540 shares of Common Stock and 2,125,000 shares of 6% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). Each share of Common Stock was entitled to one vote and each share of Series A Preferred Stock was entitled to eight votes when voting with the Common Stock. The aggregate number of votes entitled to be cast by the Common Shareholders and the Series A Preferred Shareholders voting with the Common Stock was 28,562,540. In addition to voting with the Common Stock, the Series A Preferred Stock was also entitled to vote on the prpposal as a separate class. The number of shares of Series A Preferred Stock entitled to vote as a separate class on the forgoing amendment to change the Corporation's name was 2,125,000.

     8. The number of shares voting for and against the amendment to change the Corporation's name is as follows:

                                     Votes For                  Votes Against

  Common Stock                       21,854,373                     80,846
  (including Series A Preferred
  voting with the Common Stock)

  Series A Preferred Stock           1,465,000                          0
  (voting as a separate class)

     9. This Certificate of Amendment to the Restated and Amended Certificate of Incorporation shall become effective upon the close of the Nasdaq SmallCap Market on July 20, 2001.

                                    * * * * *

     IN WITNESS WHEREOF, this Certificate of Amendment is made this 16th day of July, 2001.

                               ECCS, INC.



                               By:/s/ Gregg M. Azcuy
                                  --------------------------------
                                  Gregg M. Azcuy, President and
                                  Chief Executive Officer


                                   EXHIBIT 11

                        Calculation of Earnings per Share
                  (In Thousands, except for per Share Amounts)

                                                                   Three Months                        Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                              2000             2001              2000              2001
                                                             ------           ------            ------            ------

Net loss .............................................     $  (2,128)      $    (703)      $   (3,362)        $    (661)

Beneficial conversion feature related to the issuance
of Series A Preferred Stock...........................            --           1,789               --             4,281

Net loss applicable to common shares..................        (2,128)         (2,492)          (3,362)           (4,942)

Net loss per share - basic and diluted................         (1.11)          (1.29)           (1.76)            (2.56)

Weighted average number of common shares -
 basic and diluted....................................         1,918           1,927            1,909             1,927



Note: Net loss per share and the weighted average number of common shares have been adjusted to reflect the 1:6 reverse stock split which occurred on July 20, 2001.