Form 10-Q
period 2001-09-30
STORAGE ENGINE INC
filed 2001-11-13
CIK 900619

CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

             Yes:  __X___                      No:  ___


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2001, taking into account a 1:6 reverse stock split which occurred on July 20, 2001:

                  Class                              Number of Shares
                  -----                              ----------------
       Common Stock, $0.01 par value                     1,942,340

                              STORAGE ENGINE, INC.
                         (FORMERLY KNOWN AS ECCS, INC.)

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
-----------------------------

     Item 1.      Financial Statements.......................................1

         Consolidated Balance Sheets as of December  31, 2000
         and September 30, 2001 (unaudited)..................................2

         Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30, 2001 and for the nine months ended September 30, 2000 and September 30, 2001 (unaudited).........3

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2000 and
         September 30, 2001 (unaudited)......................................4

         Notes to Consolidated Financial Statements (unaudited)..............5

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...........14

         Overview............................................................14

         Results of Operations...............................................15

         Liquidity and Capital Resources.....................................18

PART II. OTHER INFORMATION...................................................23
--------------------------

     Item 1.      Legal Proceedings..........................................23
     Item 2.      Changes in Securities and Use of Proceeds..................24
     Item 5       Other Information..........................................26
     Item 6.      Exhibits and Reports on Form 8-K...........................27

SIGNATURES...................................................................28
----------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                            December 31,     September 30,
                                                                                2000              2001
                                                                            ------------     -------------
                                                                                              (unaudited)
Assets
Current Assets:
   Cash and cash equivalents............................................  $         2,221   $        3,625
   Accounts receivable, less allowance for doubtful accounts of
    $310 and $230 at December 31, 2000 and September 30,
    2001, respectively..................................................              899              830
   Inventories..........................................................            4,452            3,169
   Prepaid expenses and other receivables...............................              294              243
                                                                          ---------------   --------------
                                                                                    7,866            7,867

Property, plant and equipment (net).....................................            1,299              954
Capitalized software (net)..............................................              406              - -
Other assets............................................................               61               44
                                                                          ---------------   --------------
          Total Assets..................................................    $       9,632   $        8,865
                                                                          ===============   ==============
Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.........................................................    $         161   $          169
   Payable to Finova Capital............................................              115              - -
   Current portion of capital lease obligations.........................              114               70
   Accounts payable.....................................................            2,069              344
   Accrued expenses and other...........................................            1,150              768
   Warranty.............................................................              577              487
   Customer deposits, advances and other credits........................              213              132
                                                                          ---------------   --------------
                                                                                    4,399            1,970
Capital lease obligations, net of current portions......................               88               39
                                                                          ---------------   --------------
                                                                                    4,487            2,009

Series A cumulative convertible redeemable preferred stock,
$0.01 par value per share, Issued and outstanding, 0 shares and
2,125,000 shares at December 31, 2000 and September
30, 2001, respectively, and 77,031 to be issued as
of September 30, 2001..................................................              - -            4,404

Shareholders' Equity:
   Common stock, $0.01 par value per share, authorized,
   8,333,333 shares; Issued and outstanding, 1,927,090 shares and 1,942,340 shares at December 31, 2000 and September
   30, 2001, respectively...............................................               19               19
   Capital in excess of par value common                                           26,767           30,470
   Accumulated deficit..................................................          (21,641)         (28,037)
                                                                            ---------------   ---------------
Total Shareholders' Equity                                                          5,145            2,452
                                                                          ---------------   --------------
       Total Liabilities and Shareholders' Equity.......................  $        9,632    $        8,865
                                                                          ==============    ==============

                See notes to consolidated financial statements.



      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                             For the Three Months                     For the Nine months
                                              Ended September 30,                     Ended September 30,
                                              ------------------                      -------------------
                                            2000                2001               2000                 2001
                                            ----                ----               ----                 ----


Net sales................................ $ 4,429             $ 1,165            $13,069             $  7,948

Cost of sales............................   3,283                 969              8,932                4,936
                                         ---------           --------           ---------            --------

  Gross profit...........................   1,146                 196              4,137                3,012

Operating expenses:
  Selling, general & administrative......   2,647               1,359              8,153                4,312
  Research & development.................     373                 232              1,352                1,071
                                          --------           --------           ---------            --------
Operating loss.........................    (1,874)             (1,395)            (5,368)              (2,371)
  Net gain on sale of SANStar..........        --                  --                 --                  284
  Net interest income   ..................    (41)                (23)              (173)                 (54)
                                          --------           --------           ---------           ---------

Net loss.................................  (1,833)             (1,372)            (5,195)              (2,033)
Preferred stock dividends................     - -                 216                - -                4,497
                                          --------           --------           ---------           ---------


Net loss applicable to common shares.....$ (1,833)         $   (1,588)           $(5,195)             $(6,530)
                                         ============      ===========      =============        =============

Loss per common share:

Net loss per common share -
  basic and diluted......................$  (0.95)         $     (.82)           $ (2.72)             $ (3.38)
                                         =============     =============      ============        ============
Weighted average number of common
  and dilutive shares....................   1,921               1,942              1,913                1,932

                 See notes to consolidated financial statements.



      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                  Nine months Ended September 30,
                                                                           -----------------------------------------
                                                                                   2000                     2001
                                                                           -------------------     -----------------
Cash flows from operating activities:
   Net loss................................................................    $       (5,195)          $    (2,033)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization.........................................             1,344                   802
        Net gain on sale of SANStar........................................               - -                  (284)
     Decrease in accounts receivable.......................................             1,952                    69
     (Increase) decrease in inventories....................................              (554)                1,283
     (Increase) decrease in prepaid expenses and other.....................              (164)                   68
     Decrease in accounts payable, accrued liabilities, and other..........            (1,421)               (2,198)
     Increase (decrease) in unearned revenue...............................               141                   (81)
                                                                           ------------------      -----------------
Net cash used in operating activities......................................            (3,897)               (2,374)
                                                                           -------------------     -----------------

Cash flows from investing activities:
   Additions to property, plant and equipment..............................              (400)                 (335)
    Gross proceeds from the sale of SANStar................................               - -                   580
   Additions to capitalized software.......................................            (1,134)                  - -
                                                                           -------------------     ----------------
Net cash (used in) provided by investing activities........................            (1,534)                  245
                                                                           -------------------     ----------------

Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................            13,495                 4,154
   Repayments under revolving credit agreement.............................           (12,807)               (4,162)
   Repayment to Finova Capital.............................................              (103)                 (115)
   Repayment of long term debt, capital lease obligations..................               (59)                  (93)
   Net proceeds from exercise of employee stock options and issuance of
   common stock............................................................               286                    25
  Net proceeds from sale of Series A preferred stock.......................               - -                 3,724
                                                                           ------------------      ----------------
Net cash provided by financing activities..................................               812                 3,533
                                                                           ------------------      ----------------
Net (decrease) increase in cash and cash equivalents.......................            (4,619)                1,404
Cash and cash equivalents at beginning of period...........................             7,993                 2,221
                                                                           ------------------      ----------------
Cash and cash equivalents at end of period.................................    $        3,374           $     3,625
                                                                           ==================      ================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..............................................................    $          117           $        65
                                                                           ==================      ================



                 See notes to consolidated financial statements.

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
              (Dollars in Thousands except Per Share Information)


Note 1 - Basis of Presentation

     The information presented for September 30, 2000 and September 30, 2001, and for the three month and nine month periods then ended, is unaudited, but, in the opinion of the management of Storage Engine, Inc. ("SEI" or the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2001, the results of its operations for the three-month and nine-month periods ended September 30, 2000 and September 30, 2001, and its cash flows for the nine-month periods ended September 30, 2000 and September 30, 2001. On July 9, 2001 the Board of Directors approved a 1-for-6 reverse common stock split which became effective on July 20, 2001. All periods presented have been adjusted to reflect such reverse stock split. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Pursuant to a decision of the Nasdaq Qualifications Panel, the Company transferred the listing of its Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective July 5, 2001, subject to certain exceptions. In addition, the Company filed with the Secretary of State of the State of New Jersey an amendment to its amended and restated certificate of incorporation changing the Company's name from ECCS, Inc. to Storage Engine, Inc., effective on July 20, 2001. The Company began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and continued to trade under this symbol during an exception period granted by Nasdaq. Nasdaq notified the Company on August 10, 2001 that the Company had satisfied the Nasdaq SmallCap Market continued listing requirements and, on August 14, 2001, the Company's Common Stock began trading without exception on the Nasdaq SmallCap Market under the symbol "SENG."

     The consolidated financial statements include the accounts of the Company and its subsidiaries. None of the subsidiaries are active. All significant inter-company balances and transactions have been eliminated.

     Results for the 2001 interim period are not necessarily indicative of results that may be expected for the entire year.

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


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

     (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                 December 31,     September 30,
                                                     2000             2001
                                               ----------------  -------------
                                                         (unaudited)

Purchased parts.................................. $  1,610          $  1,502
Finished goods..................................     5,309             3,722
                                                 ---------         ---------
                                                  $  6,919          $  5,224
Less: inventory valuation reserve...........         2,467             2,055
                                                 ---------         ---------
                                                  $  4,452          $  3,169
                                                 =========         =========

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

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


     (e) Fair Value of Financial Instruments

     The fair value amounts for cash, accounts receivable and short-term debt approximate carrying amounts due to the short maturity of these instruments.

     (f) Software Development Costs

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated $176 and $156 for the nine-month periods ended September 30, 2000 and September 30, 2001, respectively. In addition, $250 of SANStar capitalization was sold to Ciprico, Inc. in February 2001.

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

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)

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

     (m) Per Share Information

     Basic and diluted net loss per common share is based on the net loss increased by distributions on preferred stock divided by the weighted average number of common shares outstanding. Diluted per share does not include the effects of options, warrants and convertible securities as they are anti-dilutive. On July 9, 2001 the Board of Directors approved a 1-for-6 reverse stock split which became effective on July 20, 2001. Net loss per share and the weighted average number of common shares have been adjusted to reflect such reverse stock split.

     In connection with the issuance of 6% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock") (described in Note
4), the Company recorded a dividend to Series A Preferred shareholders of approximately $4,497 representing the beneficial conversion feature resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance, accretion of fees, and preferred stock dividends accrued and not yet paid associated with the Series A Preferred Stock placement. The $4,497 dividend has been included in the computation of the net loss applicable to common shareholders for the nine-month period ended September 30, 2001, and, exclusive of undeclared dividends of $134, has been recorded as an addition to the accumulated deficit with a corresponding increase in additional paid-in capital. The Company included 2,202,031 shares of its Series A Preferred Stock in the calculation of the dividend referenced above, representing 2,125,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2001 and 77,031 shares issued on October 16, 2001 in connection with a registration default occurring

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


on September 5, 2001 (see Note 4). The Company also issued an additional 29,219 shares of Series A Preferred Stock on October 16, 2001, for a total of 106,250 shares that were not included in the dividend calculation above because they pertain to registration defaults occurring in October 2001. The Board has not declared a dividend on the Series A Preferred stock, however, approximately $134 of dividends in arrears have accumulated as of September 30, 2001. Such cumulative dividends and distributions have also been added to net loss in the computation of the loss applicable to common stockholders. In addition, $154 representing the value of 77,031 shares of Series A Preferred Stock issued in September 2001 in conjunction with the Company's failure to timely register common stock into which the Series A Preferred Stock is convertible (see Note 4) has been accounted for as a distribution to preferred shareholders.

Note 3 - Legal Proceedings

     In November 1999, Mark Ish and David Boyle, former executive officers of the Company, filed a complaint against us and Gregg M. Azcuy, our President and Chief Executive Officer, in the Superior Court of New Jersey, Law Division, Monmouth County. By the action, Messrs. Ish and Boyle are seeking compensatory damages, punitive damages, attorneys' fees, interest and costs for alleged breach of multiple contracts, fraud and defamation. On September 28, 2001, we received notification from the Superior Court of New Jersey, Law Division, Monmouth County that the actions brought by Mr. Boyle have been dismissed on summary judgment. On November 9, 2001, the Company settled with Mr. Ish and paid a nominal amount.

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

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


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

Note 4 - Convertible Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On March 8, 2001, the Company designated 1,788,750 shares as Series A Preferred Stock. On April 4, 2001 and April 19, 2001, the Company increased the number of shares designated as Series A Preferred Stock to 1,793,750 and 2,125,000, respectively. On October 16, 2001, the Company increased the number of shares designated as Series A Preferred Stock to 2,231,250.

     On March 9, 2001, the Company issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of a private placement of its Series A Preferred Stock (the "Private Placement") for gross proceeds equal to $2,900. On April 4, 2001 and April 19, 2001, the Company issued to accredited investors 250,000 and 300,000 shares of additional Series A Preferred Stock, respectively. In addition, the Company issued an aggregate of 125,000 shares of Series A Preferred Stock to C.E. Unterberg, Towbin ("Unterberg Towbin"), the Company's financial advisor in the Private Placement, for services provided in connection with the Private Placement. The Company received aggregate gross proceeds of $4,000 in connection with the Private Placement. As of September 30, 2001, there were 2,125,000 shares

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


of Series A Preferred Stock issued and outstanding and the Series A Preferred shareholders represented approximately 60% of the Company's Common Stock on an as converted to Common Stock basis. Assuming full conversion of the 2,125,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2001, the Company's issued and outstanding shares of Common Stock would be increased by 2,833,333 shares (after taking into account the 1:6 reverse stock split).

     The terms and conditions of the Private Placement provided for a cash payment or the issuance of additional shares of the Company's Series A Preferred Stock if a shelf registration statement covering the shares of Common Stock underlying the Series A Preferred Stock issued in the Private Placement was not declared effective by the SEC within 180 days following each of three closing dates in the Private Placement. Since a shelf registration statement covering such shares was not declared effective by the SEC within the allowable timeframes, the Company issued an aggregate of 106,250 additional shares of its Series A Preferred Stock to its Series A Preferred Stock shareholders on October 16, 2001. Of the 106,250 shares of Series A Preferred Stock issued on October 16, 2001, 77,031 shares pertained to a registration default occurring on September 5, 2001. The Company had 30 business days following the default date to issue the default shares.

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of the our Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. As of September 30, 2001, approximately $134 of dividends had accumulated and have not been declared and paid. In addition, interest of 6% per annum accrues on such unpaid dividends.

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


     The Series A Preferred Stock is subject to mandatory redemption by the Company four years after its issuance. The Series A Preferred Stock may also be redeemed at the option of the Company or the holder under certain conditions. Subject to certain conditions, holders of Series A Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more. In addition, the Company granted certain shelf registration rights with respect to the shares of the Company's Common Stock underlying the Series A Preferred Stock. Subject to certain conditions, the Company is obligated to pay certain damages if there is a default in its obligation to register the securities.

     Nasdaq Marketplace Rule 4350(i)(1) requires the Company to receive shareholder approval of an equity financing when such financing would result in a change of control of the issuer. The Company applied for and received from Nasdaq, an exception to Nasdaq Marketplace Rule 4350(i)(1) prior to its issuance of the Series A Preferred Stock.

Note 5 - Transaction With a Significant Customer

     Sales to the U.S. Air Force through Federal integrators were $5,420 and accounted for approximately 68% of net sales for the nine-months ended September 30, 2001. Sales to the U.S. Air Force through Federal integrators for the nine-months ended September 30, 2001 increased by approximately 33.5% as compared to such sales for the nine-months ended September 30, 2000.

Note 6 - Factoring Facility

     On July 9, 1997, the Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 1997. On June 16, 2000, the Company signed an amendment to the factoring facility between BOA and the Company extending the Agreement until July 30, 2003, and from year to year thereafter until terminated. Except as described above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC (GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of September 30, 2001, the Company had an outstanding balance of $169 under this full recourse factoring facility.

     The Company's agreement with GMAC restricts the Company's ability to pay certain dividends without GMAC's prior written consent. The Company has certain covenants with GMAC all of which are in compliance as of September 30, 2001.

      STORAGE ENGINE, INC. (FORMERLY KNOWN AS ECCS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Information for September 30, 2000 and September 30, 2001 is unaudited)
               (Dollars in Thousands except Per Share Information)


Note 7 -Subsequent Events

     The Company used Hitachi Computer Products to assemble one of the Company's Synchronix products. Hitachi is refusing to deliver certain goods which the Company has paid for in full. On October 10, 2001, the Company filed suit against Hitachi Computer Products seeking specific performance on the delivery of such goods. The Company anticipates that Hitachi will file a counter claim with respect to demands made prior to this lawsuit for the payment of an outstanding invoice for component parts allegedly ordered by the Company. The Company denies having ordered such component parts. The Company anticipates assembling the Synchronix product previously assembled by Hitachi internally in the Company's New Jersey facility.

Note 8 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but tested for impairment at least annually, while intangible assets with finite useful lives continue to be amortized over their respective useful lives. The statement also establishes specific guidance for testing goodwill and intangible assets with indefinite useful lives for impairment. The provisions of SFAS 142 will be effective for 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect that the adoption of SFAS 141 and 142 will have a material effect on its consolidated financial statement.

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

Results of Operations (Dollars in Thousands)

     Three Months Ended September 30, 2000 and 2001
     ----------------------------------------------

     Net Sales

     Net sales decreased by approximately $3,264, or 73.7%, in the three months ended September 30, 2001 as compared to net sales in the three months ended September 30, 2000. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 93.2% and 75.3% of total net sales in the quarters ended September 30, 2000 and 2001, respectively. Revenues derived from services accounted for 6.8% and 24.7% of net sales in the quarters ended September 30, 2000 and 2001, respectively. The decrease in net sales in the 2001 period as compared to the same period in 2000 resulted primarily from lower sales to the U.S. Air Force through Federal integrators and lower sales to commercial customers and alternate channel partners.

     Sales to the U.S. Air Force through Federal integrators and other Federal sales decreased by approximately $1,541, or 78.7%, in the three months ended September 30, 2001 as compared to net sales in the three months ended September 30, 2000. Such sales accounted for approximately 44% and 36% of total net sales in the quarters ended September 30, 2000 and 2001, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to our commercial customers of $678 decreased by approximately $1,709, or 71.6%, in the three months ended September 30, 2001 as compared to net sales in the three months ended September 30, 2000. Such sales accounted for approximately 54% and 58% of net sales for the three-month period ending September 30, 2000 and September 30, 2001, respectively. One customer accounted for 11.0% of total net sales in the three months ended September 30, 2001.

     Sales to alternate channel partners decreased by approximately $14, or 16.9%, in the three months ended September 30, 2001 as compared to total net sales in the three months ended September 30, 2000. Such sales accounted for approximately 2% and 6% of net sales in the quarters ended September 30, 2000 and 2001, respectively. Such decrease represents a decrease in sales to Unisys and Tandem.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses, and amortization of capitalized software. Our gross profit decreased by approximately $950, in the three months ended September 30, 2001 to approximately $196 from $1,146 in the three months ended September 30, 2000. In the three months ended September 30, 2001, the gross margin percentage was 16.8% as compared to 25.9% in the same period in 2000. Such decrease in the gross margin is primarily the result of the overall lower sales levels in the three months ended September 30, 2001.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses increased as a percentage of net sales representing 59.8% and 116.7% for the three months ended September 30, 2000 and 2001, respectively. Although SG&A costs were lower in the three months ended September 30, 2001 as compared to the same period in 2000, the percentage increase is due to the lower level of revenue in 2001. SG&A expenses decreased by $1,288 to $1,359 in the three months ended September 30, 2001 from $2,647 in the three months ended September 30, 2000. In response to competitive and financial pressures during the month of January 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers agreed to a salary reduction. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 68% and 70.2% of such expenses for the three months ended September 30, 2000 and September 30, 2001, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses decreased in the three months ended September 30, 2001 by $141, or 37.8% in the corresponding 2000 period. Such expenditures represented $373 and $232 for the three months ended September 30, 2000 and 2001, respectively. Research and development expenses for the third quarter of 2001 represented approximately 19.9% of our net sales.

     Research and development products for which we expect to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized OEM products.

     Net Interest Income

     Net interest income was $41 and $23 for the three months ended September 30, 2000 and September 30, 2001, respectively. The $18 decrease in interest income was due primarily to lower interest levels on investments.

     Nine Months Ended September 30, 2000 and 2001
     ---------------------------------------------

     Net Sales

     Net sales decreased by approximately $5,121, or 39.2%, in the nine months ended September 30, 2001 as compared to net sales in the nine months ended September 30, 2000. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 94.3% and 89.9% of net sales in the nine months ended September 30, 2000 and September 30, 2001, respectively. Service revenues accounted for 5.7% and 10.1% of total net sales in the nine months ended September 30, 2000 and September 30, 2001, respectively. The decrease in net sales in the 2001 period resulted primarily from lower sales to commercial customers and alternate channel partners offset by an increase in sales to the U.S. Air Force through Federal integrators and other Federal customers.

     Sales to the U.S. Air Force through Federal integrators and other Federal customers increased by approximately $1,360, or 33.5%, in the nine months ended September 30, 2001 as compared to net sales in the nine months ended September 30, 2000. Such sales accounted for approximately 31.0% and 68.2% of total net sales in the nine months ended September 30, 2000 and September 30, 2001, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in
Note 3 to the Consolidated Financial Statements set forth in Item 1 above.

     Sales to our commercial customers of $2,369 decreased by approximately $6,213, or 72.4%, in the nine months ended September 30, 2001 as compared to total net sales in the nine months ended September 30, 2000. Such sales accounted for approximately 65.7% and 29.8% of total net sales in the nine months ended September 30, 2000 and September 30, 2001, respectively.

     Sales to alternate channel partners decreased by approximately $268, or 62.8%, in the nine months ended September 30, 2001 as compared to total net sales in the nine months ended September 30, 2000. Such sales accounted for approximately 3.3% and 2.0% of total net sales in the nine months ended September 30, 2000 and 2001, respectively. Such decrease represents a decrease in sales to Unisys and Tandem.

     Gross Profit

     Our gross profit decreased by approximately $1,125 in the nine months ended September 30, 2001 to approximately $3,012 from $4,137 in the nine months ended September 30, 2000. Such decrease in gross margin is a result of lower sales levels offset by overall higher gross margin percentages. In the nine months ended September 30, 2001, the gross margin percentage was 37.9% as compared to 31.7% in the same period in 2000. Such increase in the gross margin percentage is primarily the result of the higher gross margin obtained from products sold to the Company's commercial and Federal customers.

     Operating Expenses

     SG&A expenses decreased as a percentage of net sales representing 62.4% and 54.3% for the nine months ended September 30, 2000 and 2001, respectively. Such percentage decrease represents certain SG&A costs that have decreased over the same period in 2000. SG&A expenses decreased by $3,841 to $4,312 in the nine months ended September 30, 2001 from $8,153 in the nine months ended September 30, 2000. In response to competitive and financial pressures during the month of January 2001, we reduced our workforce by up to 40% across most departments. As a result, the Company recorded a charge in the first quarter of 2001 of $200 for salaries and benefits associated with the workforce reduction. Additionally, our executive officers agreed to a salary reduction. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 70% and 79% of such expenses for the nine months ended September 30, 2000 and September 30, 2001, respectively.

     Research and development expenses decreased in the nine months ended September 30, 2001 by $281, or 20.8%, to $1,071 from $1,352 in the corresponding 2000 period. This decrease is due primarily to a decrease in engineering staff associated with the sale of our SANStar technology. Research and development expenses for the nine months of 2001 represented approximately 13.5% of our net sales.

     Net Interest Income

     Net interest income was $173 and $54 for the nine months ended September 30, 2000 and September 30, 2001, respectively. The $119 reduction in interest income was due primarily to lower interest levels on investments.

Liquidity and Capital Resources (Dollars in Thousands)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On September 30, 2001, our cash balance was approximately $3,625.

     Net cash used in operating activities was $3,897 and $2,374 for the nine months ended September 30, 2000 and September 30, 2001. Such use of cash in 2001 resulted primarily from the net loss from operations, coupled with a decrease in accounts payable, accrued liabilities and other, offset by a decrease in inventory.

     We used $400 and $335 for the acquisition of equipment by direct purchase during the nine months ended September 30, 2000 and September 30, 2001, respectively. Net cash provided by the sale of SANStar technology was $580. Total capital expenditures for 2001 are expected to be approximately $400, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by financing activities was $812 and $3,533 for the nine months ended September 30, 2000 and September 30, 2001, respectively. Such source of cash in 2001 resulted primarily from the net proceeds from the issuance of Series A Preferred Stock.

     Our working capital was $3,467 and $5,897 at December 31, 2000 and September 30, 2001, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA"), formerly known as NationsBanc Commercial Corporation, which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 1997. On June 16, 2000, we signed an amendment to the factoring facility extending the agreement until July 30, 2003, and from year to year thereafter until terminated. Except as referenced above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC
(GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. Our obligations under such agreement are collateralized by substantially all of our assets. As of September 30, 2001, we had an outstanding balance of $169 under this full recourse factoring facility. The Company has certain covenants with GMAC all of which are in compliance as of September 30, 2001.

     Our agreement with GMAC restricts our ability to pay certain dividends without GMAC's prior written consent.

     On December 11, 2000, we received a sixty-day notice of termination from Finova terminating our $4,000 general line of credit. We used this line of credit to augment our purchasing ability with various vendors. As of September 30, 2001, all amounts previously borrowed under this credit line have been repaid. The Company believes that such line of credit is no longer needed and has been replaced by credit terms established with the Company's vendors.

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

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth Quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. In February 2001, we sold assets relating to the SANStar technology including certain patent applications and capital equipment to Ciprico, Inc. In addition, we received placement fees for certain employees transferred to Ciprico. The total aggregate proceeds were $580, including $250 of SANStar capitalization and approximately $46 of capital equipment.

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

     On March 9, 2001, we issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of a private placement of our Series A Preferred Stock (the "Private Placement") for gross proceeds equal to $2,900. The Series A Preferred Stock was initially convertible into our Common Stock on an 8-for-1 basis. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of our Common Stock. The Series A Preferred Stock also has liquidation and dividend preferences superior to those of existing shareholders. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. The holders of Series A Preferred Stock also acquired certain anti-dilution and shelf registration rights. C.E. Unterberg, Towbin ("Unterberg Towbin") acted as our financial advisor in the Private Placement and received 78,125 shares of Series A Preferred Stock for services provided in connection with the initial closing.

     On April 4, 2001, we consummated the second closing of the Private Placement of our Series A Preferred Stock and issued 250,000 shares of Series A Preferred Stock to certain accredited investors for gross proceeds equal to $500. On April 19, 2001, we consummated the third and final closing of the Private Placement of our Series A Preferred Stock and issued 300,000 shares of Series A Preferred Stock to certain accredited investors for gross proceeds equal to $600. The completed Private Placement resulted in the sale of an aggregate of 2,000,000 shares of Series A Preferred Stock to accredited investors for gross proceeds of $4,000. In addition, Unterberg Towbin received a total of 125,000 shares of Series A Preferred Stock for services provided in connection with the Private Placement. As of September 30, 2001, the holders of the Series A Preferred Stock issued and outstanding represented approximately 60% of the Common Stock of the Company on an as converted to Common Stock basis. The terms and conditions of the Private Placement provided for a cash payment or the issuance of additional shares of our Series A Preferred Stock if a shelf registration statement covering the shares of Common Stock underlying the Series A Preferred Stock issued in the Private Placement was not declared effective by the SEC within 180 days following each of three closing dates in the Private Placement. Since a shelf registration statement covering such shares was not declared effective by the SEC within the allowable timeframes, we issued an aggregate of 106,250 additional shares of our Series A Preferred Stock to our Series A Preferred Stock shareholders on October 16, 2001. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     Pursuant to a decision of the Nasdaq Qualifications Panel, the Company transferred the listing of its Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective July 5, 2001, subject to certain exceptions. In addition, the Company filed with the Secretary of State of the State of New Jersey an amendment to its amended and restated certificate of incorporation changing the Company's name from ECCS, Inc. to Storage Engine, Inc., effective on July 20, 2001. The Company began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and continued to trade under this symbol during an exception period granted by Nasdaq. Nasdaq notified the Company on August 10, 2001 that the Company had satisfied the Nasdaq SmallCap Market continued listing requirements and, on August 14, 2001, the Company's Common Stock began trading without exception on the Nasdaq SmallCap Market under the symbol "SENG."

     In order to meet the $1.00 minimum bid price requirement of the Nasdaq Stock Market, on July 9, 2001, the Board of Directors of the Company approved and declared a one-for-six reverse stock split (the "Reverse Split") of the Company's common stock effective on July 20, 2001. Pursuant to the Reverse Split, shareholders of record as of the close of trading on July 20, 2001, received one share of the Company's common stock for each six shares of the Company's common stock held on such date. The next higher number of whole shares was issued in lieu of fractional shares. The Reverse Split became effective on the Nasdaq National Market on July 23, 2001. On the effective date of the Reverse Split on Nasdaq, the Company exceeded the Nasdaq SmallCap Market $1 minimum bid requirement.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.           Legal Proceedings.

     In November 1999, Mark Ish and David Boyle, former executive officers of the Company, filed a complaint against us and Gregg M. Azcuy, our President and Chief Executive Officer, in the Superior Court of New Jersey, Law Division, Monmouth County. By the action, Messrs. Ish and Boyle are seeking compensatory damages, punitive damages, attorneys' fees, interest and costs for alleged breach of multiple contracts, fraud and defamation. On September 28, 2001, we received notification from the Superior Court of New Jersey, Law Division, Monmouth County that the actions brought by Mr. Boyle have been dismissed on summary judgment. On November 9, 2001, we settled with Mr. Ish and paid a nominal amount.

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

     We used Hitachi Computer Products to assemble one of our Synchronix products. Hitachi is refusing to deliver certain goods which we have paid for in full. On October 10, 2001, we filed suit against Hitachi Computer Products seeking specific performance on the delivery of such goods. We anticipate that Hitachi will file a counter claim with respect to demands made prior to this lawsuit for the payment of an outstanding invoice for component parts allegedly ordered by us. We deny having ordered such component parts. We anticipate assembling the Synchronix product previously assembled by Hitachi internally in our New Jersey facility.

Item 2.     Changes in Securities and Use of Proceeds.

     On July 9, 2001, the Board of Directors of the Company approved and declared a one-for-six reverse stock split (the "Reverse Split") of the Company's common stock effective on July 20, 2001. Pursuant to the Reverse Split, shareholders of record as of the close of trading on July 20, 2001, received one share of the Company's common stock for each six shares of the Company's common stock held on such date. The next higher number of whole shares was issued in lieu of fractional shares. The Reverse Split became effective on the Nasdaq SmallCap Market on July 23, 2001. On the effective date of the Reverse Split, the Company exceeded the Nasdaq SmallCap Market $1 minimum bid requirement.

     On October 16, 2001, the Company filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company, increasing the total number of shares designated as Series A Preferred Stock from 2,125,000 shares to 2,231,250 shares.

     On March 9, 2001, April 4, 2001 and April 19, 2001, the Company issued an aggregate of 2,125,000 shares of its Series A Preferred Stock pursuant to a private placement (the "Private Placement"). The terms and conditions of the Private Placement provided for a cash payment or the issuance of additional shares of the Company's Series A Preferred Stock if a shelf registration statement covering the shares of Common Stock underlying the Series A Preferred Stock issued in the Private Placement was not declared effective by the SEC within 180 days following each of three closing dates in the Private Placement. Since a shelf registration statement covering such shares was not declared effective by the SEC within the allowable timeframes, the

Company issued an aggregate of 106,250 additional shares (the "Registration Default Shares") of its Series A Preferred Stock to its Series A Preferred Stock shareholders on October 16, 2001.

     The Company received no compensation upon the issuance of these additional 106,250 shares of Series A Preferred Stock issued in connection with the registration defaults. The Company believes that the issuance of Registration Default Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act, as a transaction not involving a public offering. Appropriate legends have been affixed to the stock certificates issued to the purchasers of the private placement. All purchasers had adequate access to information about the Company and each purchaser acquired the securities for investment only and not with a view to distribution.

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the Reverse Split, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of our Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the sale of our Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of our Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compound at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends.

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

     Pursuant to a decision of the Nasdaq Qualifications Panel, the Company transferred the listing of its Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective July 5, 2001, subject to certain exceptions. In addition, the Company filed with the Secretary of State of the State of New Jersey an amendment to its amended and restated certificate of incorporation changing the Company's name from ECCS, Inc. to Storage Engine, Inc., effective on July 20, 2001. The Company began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and continued to trade under this symbol during an exception period granted by Nasdaq. Nasdaq notified the Company on August 10, 2001 that the Company had satisfied the Nasdaq SmallCap Market continued listing requirements and, on August 14, 2001, the Company's Common Stock began trading without exception on the Nasdaq SmallCap Market under the symbol "SENG."

     In order to meet the $1.00 minimum bid price requirement of the Nasdaq Stock Market, on July 9, 2001, the Board of Directors of the Company approved and declared a one-for-six reverse stock split (the "Reverse Split") of the Company's common stock effective on July 20, 2001. Pursuant to the Reverse Split, shareholders of record as of the close of trading on July 20, 2001, received one share of the Company's common stock for each six shares of the Company's common stock held on such date. The next higher number of whole shares was issued in lieu of fractional shares. The Reverse Split became effective on the Nasdaq National Market on July 23, 2001. On the effective date of the Reverse Split on Nasdaq, the Company exceeded the Nasdaq SmallCap Market $1 minimum bid requirement.

     In connection with the issuance of Series A Preferred Stock, the Company recorded a dividend to Series A Preferred shareholders of approximately $4,497 representing the beneficial conversion feature resulting from the difference between the conversion price and the quoted market price of the Company's Common Stock as of the date of issuance, accretion of fees and preferred stock dividends accrued and not yet paid associated with the Series A Preferred Stock placement. The $4,497 dividend has been included in the computation of the loss applicable to common shareholders for the nine-month period ending September 30, 2001, and, exclusive of undeclared dividends of $134, has been recorded as an addition to the accumulated deficit with a corresponding increase in additional paid-in capital. The Company included 2,202,031 shares of its Series A Preferred Stock in the calculation of the dividend referenced above, representing 2,125,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2001 and 77,031 shares issued on October 16, 2001 in connection with a registration default occurring on September 5, 2001. The Company also issued an additional 29,219 shares of Series A Preferred Stock on October 16, 2001, for a total of 106,250 shares that were not included in the dividend calculation above because they pertain to registration defaults occurring in October 2001. The Board has not declared a dividend on the Series A Preferred stock, however, approximately $134 of dividends in arrears have accumulated as of September 30, 2001.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         3.1 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, as amended, filed with the Secretary of State of the State of New Jersey on October 16, 2001.

         11.1     Calculation of Earnings Per Share.

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


                                      STORAGE ENGINE, INC.
                                      (formerly known as ECCS, INC.)




Date:  November 13, 2001              By:/s/  Gregg M. Azcuy
                                        -------------------------
                                        Gregg M. Azcuy, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  November 13, 2001               By:/s/ Louis J. Altieri
                                         --------------------------
                                         Louis J. Altieri, Vice President,
                                         Finance and Administration
                                         (Principal Financial and
                                         Accounting Officer)