Form 10-K
period 2001-12-31
STORAGE ENGINE INC
filed 2002-04-01
CIK 900619

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

For the fiscal year ended December 31, 2001

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

                                 (732) 747-6995
                            -------------------------
                             (Registrant's telephone
                          number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:


   Title of each class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------

-----------------------------          -----------------------------------------

-----------------------------          -----------------------------------------


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

             Yes:   X                        No:
                 -------                        -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting common equity held by non-affiliates of the Registrant: $1,913,760 at February 28, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2002:

Class                                              Number of Shares
-----                                              -----------------

Common Stock, $.01 par value                          2,521,970

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------
              Item                                                       Page
              -----                                                      ----

PART I   1.  Business................................................     2

         2.  Properties..............................................     22

         3.  Legal Proceedings.......................................     22

         4.  Submission of Matters to a Vote of Security Holders.....     24

PART II  5.  Market For the Company's Common Equity and Related
             Shareholder Matters.....................................     24

         6.  Selected Consolidated Financial Data....................     28

         7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................     29

         7A. Quantitative and Qualitative Disclosures About Market
             Risk....................................................     40

         8.  Financial Statements and Supplementary Data.............     41

         9.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.....................     41

PART III 10. Directors and Executive Officers of the Company.........     41

         11. Executive Compensation..................................     41

         12. Security Ownership of Certain Beneficial Owners
             and Management..........................................     41

         13. Certain Relationships and Related Transactions..........     41

PART IV  14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.................................    42

SIGNATURES............................................................    43

EXHIBIT INDEX.........................................................    45

FINANCIAL STATEMENTS..................................................    F-1

                           FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Storage Engine, Inc.'s ("SEI," the "Company," "We," "Us," or "Our") actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: our liquidity and capital resources, component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage or network marketplace, competition between SEI and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology, and changes in customer buying patterns.

     Explanatory Note: All dollar amounts, other than share and per share amounts, are in thousands.

                                     PART I

Item 1. Business.

General
-------

     We supply and support fault tolerant storage solutions that store, protect and ensure access to an organization's critical data. Our products include high performance, fault tolerant storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems and our Raven family of integrated solutions with Sun processors and storage. Our fault tolerant enterprise storage solutions address all three storage markets: Direct Attached Storage ("DAS"), in which the storage device is connected directly to a server; Network Attached Storage ("NAS"), in which the storage device is installed on a network; and Storage Area Network ("SAN"), in which the storage device is used in a specialized network. These connectivity options provide our customers the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, customers can migrate their existing storage investments to different connectivity options. We believe our products reduce the total cost of ownership of data storage by allowing end users to use the products across various operating systems.

     A number of products resulted from our product development efforts over the last five years, including our Synchronism Storage Management System, Synchronix and Synchronection product lines. We are a supplier of high performance, highly scalable, fault tolerant data storage solutions. Our direct sales force concentrates on sales to commercial end users and Federal and local government end users. Our direct sales force also works with selected Value Added Resellers ("VARs") and assists them in their sales to commercial end users. During the three years prior to 1998, we had focused our sales and marketing efforts through our primary alternate channel partners and OEMs like Unisys Corporation and Tandem Computers, Inc. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 2000 and 2001. We do not expect sales to these alternate channel partners to constitute a significant part of our net sales in fiscal 2002.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. On January 8, 2001, the Company announced it had discontinued the SANStar development effort that had been underway since 1998. The SANStar product did not account for any revenues to date, but represented a substantial portion of engineering costs which were capitalized in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

     In September 2000, we introduced the Synchronix 3000 (SX3000), our high performance fault tolerant data storage engine that delivers high speed, storage capacity, data protection and storage management, along with the advantages of full-fibre connectivity. The Synchronix 3000 offers enhanced RAID technology (redundant array of independent disks) and can become the central data storage for different networks, including DAS, NAS and SAN. We strive to configure solutions that meet the needs of our customers. At times this includes the incorporation of third party products to complete the solution. We marketed and sold the SX3000 product throughout 2001. In 2001, we upgraded the SX3000 to accept 180GB drives as well as 15K RPM drives for increased performance. In addition in 2001, the Company received certification by Microsoft that its fault tolerant, high performance, fibre-based Synchronix 3000 storage system was compliant with Microsoft's Windows NT 4.0 and Windows 2000.

     On May  22,  2001,  we  significantly  enhanced  our  product  offering  by introducing the Synchronism Storage Management System. Synchronism is an enterprise class storage solution/system which utilizes our Synchronix 3000 product. Synchronism aggregates, virtualizes and manages diverse storage resources and provisions these resources over IP (internet protocol). Synchronism provides full redundancy and unifies SAN and NAS systems to provide the best of SAN-type storage management, while integrating NAS applications in a more extensive and accessible storage network.

     On October 22, 2001, we signed a systems integration and reseller agreement with LSI Corporation whereby we will market and sell LSI storage offerings. This broadens our product offerings to enterprise level storage including a 2GB fibre interface product.

     In response to competitive and financial pressures, during the first quarter of 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers agreed to salary reductions.

     We announced on February 11, 2002, that we had reduced our staff by seventeen. These reductions did not affect our sales and marketing departments. As a result, we will take a charge of approximately $100 in the first quarter of 2002. We were incorporated in New Jersey in February 1980 under the name The Word Store, Inc. Our name was changed to ECCS, Inc. in November 1985. Our name was changed to Storage Engine, Inc. in July 2001. The address of SEI's principal corporate offices is One Sheila Drive, Tinton Falls, New Jersey 07724 and our telephone number is 732-747-6995.

Industry Background
-------------------

     In recent years there has been a significant increase in the volume of data created, processed, stored and accessed throughout an enterprise. As a result, the demand for sophisticated storage systems to house this data has grown. However, in its first decline since 1998, the disk storage systems hardware market in the U.S. fell by $5.7 billion or 18.2% in 2001, according to a study by International Data Corporation (IDC). IDC estimates that worldwide market for disk storage hardware, software and services decreased about 6% in 2001 to about $57 billion but are expected to increase to $70.6 billion by 2004.

     The U.S. economic recession and the decline of the dot-com companies, plus price competition in the U.S., sent the disk storage market into a recession that is expected to continue worldwide as reported in "2001 Disk Storage Systems Forecast and Analysis, 2000-2005" by IDC. Although, the report predicts that the U.S. disk storage market will improve in the second half of 2002, the worldwide market is expected to fall by 1.7% this year according to IDC. By 2003, IDC is predicting the disk storage systems hardware market will again see growth worldwide of 5.2%.

     In particular, IDC identified areas of growth in the disk storage market, which experienced increases of 8.3% for the NAS and SAN technologies due to the growth of storage consolidation and the need to centralize and manage storage resources efficiently.

     IDC estimates that the worldwide market for disk storage hardware, software and services are estimated to increase to $70.6 billion in 2004. Contributing to this growth has been the emergence of data-intensive applications, such as online transaction processing, data warehousing, data mining and enterprise resource planning, and the use of multimedia-based information. This demand is compounded when organizations create redundant sources of data to enable continuous error-free access to data in the post September 11 market. As a result, the need for high-capacity, high-performance storage devices and systems is increasing. The growth in stored data has been facilitated by the continued decline in the cost per unit of storage capacity.

     Data has also become increasingly important as a critical business asset. In addition to being relied upon by an organization's employees, corporate data is also being directly accessed by customers and suppliers. As a result, storage systems and servers must handle greater volumes of input and output transactions, or I/Os, and provide continuous availability of data. Data must be continuously available as the cost of downtime or sub-optimal performance could adversely affect a business' competitive advantage. These requirements have placed significant stress on currently installed storage products, many of which were not designed to handle large volumes of dispersed data.

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

     To address the evolving storage requirements of organizations, three storage architectures have emerged. DAS has been the storage architecture traditionally employed and has historically represented the vast majority of storage purchases. NAS and SAN are more recent innovations in the storage marketplace. NAS is expected to represent over 19% of worldwide storage systems sales by 2005. SANs currently represent 25% of the storage market and are expected to represent 46% of such market in 2005. The following is a brief description of these storage architectures:

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

The Storage Engine Approach
---------------------------

     We believe that our storage solutions appeal to the market by providing an enhanced combination of performance and features, which we expect to deliver increasingly through software-based product offerings. The following are the key attributes of our approach:

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

     o ENHANCED DATA AVAILABILITY. Our products enhance data availability by offering array-based failover, fault tolerant, multiple host connectivity across various Open Systems platforms, on-line firmware upgrades, on-line systems maintenance and hot-swappable component replacement.

     o HIGH LEVEL OF I/O PERFORMANCE. Our products provide a high level of I/O performance by using (i) multiple RAID levels that possess varying performance characteristics, (ii) larger cache sizes to improve speed and (iii) solid state disks for dedicated memory for frequently accessed information.

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

Strategy
--------

     Our objective is to further establish and solidify our position in the rapidly growing Open Systems storage market. Our strategic focus centers around serving users whose mission critical applications require high performance and high reliability storage products. We intend to establish SEI as the data storage solution of choice for companies with growing and increasingly complex data needs. Our strategy incorporates the following key elements:

     o FOCUS OUR DIRECT SALES CHANNEL. To better address commercial customers and Federal and local government markets, we intend to refine and expand our direct sales team where needed. We believe that a well trained and effective direct sales force will enable us to offer consultative sales and better address customer needs for the markets we serve as well as identify current and future end user needs and enhance opportunities for follow-on sales.

     o TARGET COMMERCIAL CUSTOMERS WITH GROWING STORAGE REQUIREMENTS. We intend to concentrate our sales efforts on commercial customers with data intensive applications and data rich computing environments. Within the commercial end user market, we will target companies conducting e-commerce.

     o SUPERIOR PRE-SALE AND POST-SALE SUPPORT. We have significant technical resources available to assist the sales team and customers in designing and implementing specific data storage solutions needed by the customer. We believe our superior support and service enhances our ability to identify and satisfy our customers' needs.

     o VERTICAL IMAGING MARKET. We have identified a vertical imaging market that we are pursuing for our solutions and those of our partners. In this market we are providing a seamless data storage approach for document management and handling with current technology in a cost effective and centralized means.

     o TECHNOLOGICAL EDGE. We believe that we possess substantial technical expertise gained through years of internal research and development, particularly in the area of fault tolerant enterprise storage solutions. We hold several patents on our RAID controller. We intend to improve upon our current product offerings as well as develop or obtain new products for data storage.

     o REDUCE TOTAL COST OF OWNERSHIP. We believe we deliver solutions that reduce the total cost of ownership of data storage. Such cost includes the purchase price and maintenance and management costs over one year. Our competitively priced, high performance enterprise storage solutions are scalable and migratable across various operating systems. A customer can further protect its storage investment by redeploying our solutions to and from NAS, DAS and SAN.

Products and Technology
-----------------------

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

Our families of products include the following:

     Synchronism Storage Management System, which utilizes our Synchronix 3000 product, and is an enterprise class storage solution/system that aggregates, virtualizes and manages diverse storage resources and provisions these resources over IP. Synchronism provides full redundancy and unifies NAS and SAN to provide the best of SAN-type storage management, while integrating NAS applications in a more extensive and accessible storage network.

     Synchronism offers the following major features:

     o storage virtualization which allows for the pooling of an enterprise's data storage over different physical storage devices;

     o SAN over IP which allows a user to incorporate our SAN offering using Ethernet-based networks such as LANS (local area networks) and WANS (wide area networks) or fibre;

     o    remote replication/disaster recovery;

     o    zero-impact back-up; and

     o    centralized management.

     SYNCHRONIX 3000 is our fault-tolerant data storage engine introduced in September 2000 that delivers superior performance in speed, storage capacity, data protection and storage management, along with the advantages of the full-fibre connectivity in the SAN as well as DAS and NAS environments. The Synchronix 3000 achieves real large-block transfer speeds of 190MB per second for two channels and storage capacity of 65TB with three standard 70" cabinets. In addition, the Synchronix 3000 incorporates all of the major features that are found in our Synchronix 2000 product line.

         SYNCHRONIX 2000 is our DAS product offering. The major features of Synchronix 2000 include:

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

     o graphical user interface that provides access to all operational, maintenance and monitoring functions; and

     o event notification or "call home" features that automatically notifies our customer service personnel of any system failure or problem.

     LSI STORAGE PRODUCTS are offered by SEI including the E4600 2GB fibre array, the industry's fastest performing array, the E4400, and the Continustor product.

     SYNCHRONECTION is our NAS product offering. Synchronection incorporates Synchronix features with greater storage capacity redundant file servers. Rather than limiting access to a user of a specific operating system, Synchronection allows access by users of multiple operating systems.

     RAVEN is our product family that offers powerful, flexible, all-in-one server storage for departmental, Internet and Intranet requirements. The Raven products are sold primarily to the U.S. Air Force. The Raven products offer high performance and a scalable server which provides for continuous availability with integrated RAID protection.

     PRODUCTS UNDER DEVELOPMENT. We continue to enhance our current product offerings, primarily through integration of third party hardware and software for our Synchronism, Synchronix and Synchronection families of products.


Sales and Marketing
-------------------

     We market our products directly to commercial, Federal and local government end users and indirectly through our select alternate channel partners.

     DIRECT SALES. Our direct sales efforts focus on commercial and Federal and local government end user accounts, as well as assisting selected VARs in their sales to these end users. Our direct sales team consists of thirteen people. We conduct sales and marketing from our corporate headquarters in New Jersey and from our offices in a few select other locations. We believe that direct sales has a number of advantages, including:

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

Customer Support and Service
----------------------------

     We provide 24 x 7 technical support services to end users and alternate channel partners. Our technical support specialists provide three "tiers" or "levels" of support, and are able to diagnose and solve technical problems, and to assist customers with systems integration and use. Customers have toll-free telephone access (1-800-2-GET-HLP) to technical specialists who respond to hardware, software and applications questions. We track service reports through a customer database which maintains current status reports as well as historical logs of customer interaction. The "call home" feature of our Synchronix family of products automatically notifies our customer service personnel of any system failure or problem. We provide technical support under annual maintenance contracts which are offered to all of our customers. Technical support includes problem identification, work-around solutions and engineering services.

     We further differentiate our company by maintaining ISO 9001 registration for our principal facility. We utilize ISO 9001 standards throughout our organization to consistently maintain high quality design, development, integration and manufacturing, installation and service processes. Our emphasis on providing high quality customer service enhances our sales and marketing efforts and supplier relationships.

Competition
-----------

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

     In addition, we compete with a broad range of businesses with varying degrees of experience, resources and development, including established computer manufacturers, systems integrators and manufacturers of enterprise storage products and networking products. We compete with different companies depending on the specific application or market. With respect to DAS products, EMC Corp., along with large server vendors such as Compaq and Sun Microsystems, among others, are significant competitors. In the NAS market, our primary competitor is Network Appliance Inc. As we continue to introduce new fault tolerant SAN products, we expect to compete with a number of existing and new competitors introducing products in this emerging market.

     Competitive pricing pressures exist in the data storage market and may in the future have an adverse effect on our revenues and earnings. Certain competitors have reduced prices in order to preserve or gain market share. If our competitors continue to make price cuts, our financial results may be adversely affected. We believe that pricing pressures are likely to continue.

Manufacturing and Suppliers
---------------------------

     We rely on outside suppliers to supply subassemblies, component parts and computer systems for resale. Our in-house manufacturing consists primarily of light assembly, systems integration, testing and quality assurance.

     Unisys, formerly our primary outside manufacturer for our Synchronix system, closed its Winnipeg computer storage systems manufacturing plant in July 1999 and terminated its manufacturing service agreement with us. We manufactured such systems in-house from August to December 1999. In September 1999, we entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began assembling the Synchronix 2000 in January 2000. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party. In 1999, purchases from Hitachi totaled $2,540 or 10.3% of all purchases. In 2000, such purchases totaled $1,053 or 6.6% of all purchases, and in 2001, such purchases totaled $155 or 4.5% of all purchases.

     On June 22, 2001 we notified Hitachi of our intent to terminate the Master Sale Agreement as of September 22, 2001 in accordance with the requirements of such agreement. We have been assembling the Synchronix product previously assembled by Hitachi in our New Jersey facility. Hitachi was refusing to deliver certain goods which we had paid for in full. On October 10, 2001, we filed suit against Hitachi in Federal District Court in New Jersey seeking specific performance on the delivery of such goods. In December 2001, both parties agreed to resolve this matter in binding arbitration. The date of arbitration has not yet been established. As part of this arbitration arrangement, Hitachi agreed to deliver to us the goods which we had paid for in full. We agreed to post a letter of credit in the amount of $162, representing Hitachi's claim against us associated with the purchase of excess component parts used to assemble our product. Such letter of credit was posted in the first quarter of 2002. We deny having ordered such component parts.

     Certain components used in our products are available only from a limited number of sources. Any delays in obtaining such components could adversely affect our results of operations. We cannot be certain that material problems will not arise in the future with our vendors that could significantly impede or interrupt our business. We cannot be certain that our relationships with our suppliers will continue or that we would be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers if our relationships with our existing suppliers are terminated.

     We rely on certain distributors to supply us with component products from Sun Microsystems and Seagate Technologies. Although we believe alternative distributors of these products are available, we cannot be certain that we can obtain them on a timely and cost-effective basis. Our primary vendor for these third party products is Bell Microproducts. During fiscal 2001, purchases from Bell totaled $1,822, or 52.7%, of our total purchases. We purchase products from Bell on a purchase order basis. There are no minimum purchase requirements. This arrangement may be terminated by either party at any time.

     In February 1999, we received ISO 9001 certification. This certification, which is evaluated regularly, reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. We cannot be certain that we will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification.

Research and Development
------------------------

     We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends upon, among other things, our ability to maintain a technological edge. As a result, we have devoted resources to product development. Our research and development expenditures were $3,150 and $1,308, of which $1,038 and zero were capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed in 2000 and 2001, respectively.

     Our research and development expenditures are related to the following projects:

     o integration of third party hardware and software for the Synchronix, Synchronism and Synchronection families of products;

     o    improvements  to  the  Synchronism,   Synchronix  and   Synchronection
          families of products; and

     o    new interface connectivities.

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

Intellectual Property and Other Proprietary Rights
--------------------------------------------------

     Proprietary protection for our technological know-how, products and product candidates is important to our business. We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We also rely on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. We have filed numerous patent applications covering various aspects of our Synchronix product family. In addition, we cannot be certain that any patents issued to us will not be challenged, invalidated or circumvented, or that issued patents will provide us with a competitive advantage. Although we continue to implement protective measures and intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and we cannot be certain that these measures will be successful.

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

     We have registered trademarks for STORAGE ENGINE, RAID 10 PERFORMANCE MANAGER, INTELLIGENT REBUILD, SPLIT MIRROR, EXAMODULE, SYNCHRONIX, INVERSE MIRRORING, SYNCHRONECTION and SPLIT VOLUME. We have applied for trademark registration for SYNCHRONISM and EASY BACKUP. We cannot be certain that trademarks will be issued for such applications.

     We require all employees, consultants and contractors to execute non-disclosure agreements as a condition of employment or engagement by us. We cannot be certain, however, that we can limit unauthorized or wrongful disclosures of unpatented trade secret information.

Employees
---------

     In response to market conditions, we reduced our workforce by up to 40% across most departments during the first quarter of 2001. We announced on February 11, 2002 that we had reduced our staff by seventeen. These reductions did not affect our sales and marketing departments. As a result, we will take a charge of approximately $100 in the first quarter of 2002.

     As of March 15, 2002, we employed 39 persons, of whom 13 were engaged in marketing and sales; 4 in engineering and research and development; 8 in operations, including customer and technical support, manufacturing and fulfillment; 6 in professional services; and 8 in finance, administration and management. None of our employees are covered by collective bargaining agreements. We believe our streamlined workforce will enable us to meet our business objectives on a more competitive basis. We also believe that we have been successful in retaining skilled and experienced personnel; however, competition for such personnel is intense. Our future success will depend in part on our ability to continue to attract, retain and motivate highly qualified technical, manufacturing, marketing and management personnel. We consider relations with our employees to be good.

Additional Factors That May Affect Future Results
-------------------------------------------------

WE RELY SUBSTANTIALLY ON KEY CUSTOMERS.

     Our customer base is highly concentrated. Our top 10 customers in 1999, 2000 and 2001 accounted for, in the aggregate, approximately 82.6%, 64.5% and 79.3% respectively, of net sales in those periods. Sales to the U.S. Air Force, through Federal integrators, accounted for 58.4%, 30.5% and 47.2% of net sales in 1999, 2000 and 2001, respectively. Federal integrators are government contractors who sell directly to U.S. government entities. We believe that a substantial portion of our net sales and gross profits will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. All our product sales are made on a purchase order basis. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

     WE MAY REQUIRE ADDITIONAL FINANCING TO CONTINUE OPERATIONS WHICH MAY BE DIFFICULT TO OBTAIN AND MAY DILUTE OUR EXISTING OWNERS' INTERESTS.

     We may need significant financing to grow our business. Historically, we have operated with cash from our initial public offering, cash from the private sales of securities and cash flow from operations. Our cash balance was $3,146 at December 31, 2001.

     If we cannot raise more funds, we could be required to reduce our capital expenditures, scale back our research and product developments, reduce our workforce and license to others products or technologies we would otherwise seek to commercialize ourselves.

     We may seek additional funding through collaborative arrangements, borrowing money and by the sale of additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our then existing shareholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our capital stock. Alternatively, we may borrow money from conventional lenders, possibly at high interest rates, which may affect the value of our common stock. Despite our efforts, funding may not be available to us at all or only on terms that are unacceptable to us. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products which we would otherwise pursue on our own.

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

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to Federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of five hundred dollars for each unit sold to the Air Force, with the proceeds going to the benefit of the co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any

Federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

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

     In December 2000, the United States Attorney's Office in Boston, Massachusetts advised us through our attorneys that the United States government has no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any Federal laws in connection with our sale of computer products which were ultimately received by the United States Air Force. We continue to work closely with, sell to, and seek solutions for, our customer, the United States Air Force.

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

     o    meet a wide range of changing customer needs; and

     o    achieve market acceptance.

     Our business will be adversely affected if we fail to maintain, train and hire, as needed, our direct sales force, introduce new products in a timely or cost-effective manner, increase the functionality of our existing products to meet customers' needs or remain price competitive. We cannot be certain that we will be successful in our product development efforts or, even if successful, whether our products will achieve market acceptance.

WE MAY NOT BE ABLE TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS.

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. During the prior three years, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys and Tandem. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 2000 and 2001. Our direct sales force concentrates on sales to commercial end users, the U.S. Air Force and other Federal government end users. Our direct sales force also recruits selected VARs and assists them in their sales to commercial end users. Whether we can successfully sell our products and enter new markets will depend on our ability to:

     o    hire and maintain adequate direct sales personnel;

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

     In addition, we compete with a broad range of businesses with varying degrees of experience, resources and development, including established computer manufacturers, systems integrators and manufacturers of enterprise storage products and networking products. We compete with different companies depending on the specific application or market. With respect to DAS products, EMC Corp., along with large server vendors such as Compaq and Sun Microsystems, are significant competitors. In the NAS market, our primary competitor is Network Appliance Inc. As we continue to introduce our fault tolerant SAN products, we expect to compete with a number of existing and new competitors introducing products in this emerging market.

     Competitive pricing pressures exist in the data storage market and may in the future have an adverse effect on our revenues and earnings. Certain competitors have reduced prices in order to preserve or gain market share. If our competitors continue to make price cuts, our financial results may be adversely affected. We believe that pricing pressures are likely to continue.

THE LIQUIDITY OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED IF WE ARE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

     On March 1, 2002, we received notification from Nasdaq that our common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). We were provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. As of March 28, 2002, we had not regained compliance. In the event that we do not regain compliance, Nasdaq staff will determine whether we meet the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). If we meet the initial listing criteria, staff will notify us that we have been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, the staff will provide written notification that the Company's securities will be subject to delisting from the Nasdaq SmallCap Market and would trade on the OTC Bulletin Board. A delisting from the Nasdaq SmallCap Market may have a material adverse effect on our stock price and our ability to raise capital through the issuance of additional equity. In the event our common stock is delisted from the Nasdaq SmallCap Market, it would become subject to certain securities law restrictions requiring broker/dealers who recommend low-priced securities to persons (with certain exceptions) to satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The securities laws also require additional disclosure in connection with any trades involving low-priced stocks (subject to certain exceptions), including the delivery, prior to any transaction, of a disclosure schedule explaining the market for such stocks and the associated risks. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

WE DEPEND ON OUTSIDE VENDORS TO SUPPLY OUR PRODUCTS.

     We rely on outside suppliers to supply subassemblies, component parts and computer systems for resale. Our in-house manufacturing consists primarily of light assembly, systems integration, testing, and quality assurance.

     Unisys, formerly our primary outside manufacturer for our Synchronix system, closed its Winnipeg computer storage systems manufacturing plant in July 1999 and terminated its manufacturing service agreement with us. We manufactured such systems in-house from August to December 1999. In September 1999, we entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began assembling the Synchronix 2000 in January 2000. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party.

     On June 22, 2001 we notified Hitachi of our intent to terminate the Master Sale Agreement as of September 22, 2001 in accordance with the requirements of such agreement. We will assemble the Synchronix product previously assembled by Hitachi internally in our New Jersey facility. Hitachi was refusing to deliver certain goods which we had paid for in full. On October 10, 2001, we filed suit against Hitachi in Federal District Court in New Jersey seeking specific performance on the delivery of such goods. In December 2001, both parties agreed to resolve this matter in binding arbitration. The date of arbitration has not yet been established.

As part of this arbitration agreement, Hitachi agreed to deliver to us the goods which we had paid for in full. We agreed to post a letter of credit in the amount of $162, representing Hitachi's claim against us associated with the purchase of excess component parts used to assemble our product. Such letter of credit was posted in the first quarter of 2002. We deny having ordered such component parts.

     Certain components used in our products are available only from a limited number of sources. Any delays in obtaining such components could adversely affect our results of operations. We cannot be certain that material problems will not arise in the future with our vendors that could significantly impede or interrupt our business. We cannot be certain that our relationships with our suppliers will continue or that we will be able to obtain alternative sources of supply without a material disruption in our ability to provide products to our customers if our relationships with our existing suppliers are terminated.

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

     We incurred net losses of $2,657, $12,855, and $7,055 in fiscal 1998, 2000 and 2001 respectively. Although we had net income of $910 in 1997 and $1,952 in 1999, we cannot be certain that we will be able to maintain profitable levels of operations in the future.

OUR SUCCESS IS DEPENDENT UPON OUR KEY MANAGEMENT, MARKETING, SALES AND TECHNICAL PERSONNEL.

     Our future depends, in large part, upon the continued service of the key members of our management team, as well as marketing, sales and technical personnel. During fiscal 2000, our executive officers agreed to salary reductions. In January 2001, we reduced our workforce by up to 40% across most departments. We announced on February 11, 2002, that we had reduced our staff by seventeen, however, we believe that we have retained the personnel who are key to achieving our goals and implementing our strategies. These reductions did not affect our sales and marketing departments. As a result, we will take a charge of approximately $100 in the first quarter of 2002.

     Equally important is our ability to attract and retain new management and other personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting and retaining new personnel in the future. None of our executive officers have entered into an employment agreement. The loss of any one or more of our key personnel or the failure to attract and retain key personnel could have a material adverse effect on our business.

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

WE HAVE ONLY LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS.

     Our future success depends in part upon our intellectual property, including patents, trade secrets, know-how and continuing technological innovation. We cannot be certain that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We have filed numerous patent applications covering various aspects of our Synchronix product family. In addition, we cannot be certain that any patents issued to us will not be challenged, invalidated or circumvented, or that issued patents will provide us with a competitive advantage. Although we believe that our products and technology do not infringe upon proprietary rights of others, we cannot be certain that third parties will not assert infringement claims in the future or that such claims will not be successful. Although we continue to implement protective measures and intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and we cannot be certain that these measures will be successful.

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

WE HAVE CERTAIN ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN
ACQUISITION.

     Our certificate of incorporation and New Jersey law contain provisions that could make it more difficult for a third party to acquire control of our company, even if such change of control would be beneficial to our shareholders. For example, our certificate of incorporation authorizes 3,000,000 shares of preferred stock, of which 2,327,617 shares are designated Series A Preferred and 672,382 shares remain undesignated. Subject to certain rights held by our Series A Preferred stockholders, our board of directors may issue the undesignated preferred shares on such terms and with such rights, preferences and designations as our board may determine without further action by our shareholders. In addition, certain "anti-takeover" provisions of the New Jersey Business Corporation Act restrict the ability of certain shareholders to affect a merger or business combination or obtain control of us. These provisions could discourage bids for shares of our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

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


     We occupy the following properties, which are all leased:

                   Approximate
                      Area
    Location      (in sq. feet)         Use             Nature of Occupancy
----------------- ------------- ---------------------  ----------------------
Tinton Falls, New   22,000      Executive Office,      Lease expires 12/31/05
Jersey                          R&D, Manufacturing     with a four year renewal
                                Business Development   option

Tinton Falls,       10,000      R&D Manufacturing      Lease expires on 12/31/05
New Jersey                      Business Development

Falls Church,          700      Sales Office           Lease expires on 3/31/02
Virginia
                                                       We intend to renew this
                                                       lease.

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

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to Federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of five hundred dollars for each unit sold to the Air Force, with the proceeds going to the benefit of the co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any Federal laws in connection with our sale of computer products to KKP Corp., which were ultimately received by the U.S. Air Force.

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

     In December 2000, the United States Attorney's Office in Boston, Massachusetts advised us through our attorneys that the United States government has no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any Federal laws in connection with our sale of computer products which were ultimately received by the United States Air Force. We continue to work closely with, sell to, and seek solutions for, our customer, the U. S. Air Force through integrators. We cannot be certain that our sales and operating results will not be adversely affected by the investigation discussed above.

     In September 1999, we entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began assembling the Synchronix 2000 in January 2000. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party. In 1999, purchases from Hitachi totaled $2,540 or 10.3% of all purchases. In 2000, such purchases totaled $1,053 or 6.6% of all purchases, and in 2001, such purchases totaled $155 or 4.5% of all purchases.

     On June 22, 2001 we notified Hitachi of our intent to terminate the Master Sale Agreement as of September 22, 2001 in accordance with the requirements of said agreement. We used Hitachi to assemble our Synchronix 2000 products. We have been assembling the Synchronix product previously assembled by Hitachi in our New Jersey facility. Hitachi was refusing to deliver certain goods which we had paid for in full. On October 10, 2001, we filed suit against Hitachi in Federal District Court in New Jersey seeking specific performance on the delivery of such goods. In December 2001, both parties agreed to resolve this matter in binding arbitration. The date of arbitration has not yet been established. As part of this arbitration agreement, Hitachi agreed to deliver to us the goods which we had paid for in full. We agreed to post a letter of credit in the amount of $162, representing Hitachi's claim against us associated with the purchase of excess component parts used to assemble our product. Such letter of credit was posted in the first quarter of 2002. We deny having ordered such component parts.


Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                    PART II

Item 5. Market For the Company's Common Equity and Related Shareholder Matters.

     Pursuant to a decision of the Nasdaq Qualifications Panel, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective July 5, 2001, subject to certain exceptions. In addition, we filed with the Secretary of State of the State of New Jersey an amendment to our amended and restated certificate of incorporation changing our name from ECCS, Inc. to Storage Engine, Inc., effective on July 20, 2001. SEI began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and continued to trade under this symbol during an exception period granted by Nasdaq. Nasdaq notified SEI on August 10, 2001 that we had satisfied the Nasdaq SmallCap Market continued listing requirements and, on August 14, 2001, our Common Stock began trading without exception on the Nasdaq SmallCap Market under the symbol "SENG".

     Our common stock previously was quoted on the Nasdaq National Market under the symbol "ECCS". Prior to February 22, 2000, our common stock was quoted on the Nasdaq SmallCap Market under the symbol "ECCS." On July 10, 2001, we announced the approval of a 1:6 reverse stock split effective on the close of business on Friday, July 20, 2001, pursuant to which one new share of our common stock was issued in exchange for each six outstanding shares of common stock. Our common stock began trading at the post split price on July 23, 2001 under the symbol "SENG". As a result, at that time we satisfied all requirements for the continued listing on The Nasdaq SmallCap Market.

     The following table sets forth the high and low sales price for the common stock for each of the quarters since December 31, 1999 as adjusted to reflect the 1:6 stock split. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                  High                Low
                                              ------------       ------------
   Fiscal Year Ended December 31, 2000
            First Quarter.....................  $150.000           $62.250
            Second Quarter....................    85.500            14.628
            Third Quarter.....................     6.000             2.250
            Fourth Quarter....................     2.938             0.250
   Fiscal Year Ended December 31, 2001
            First Quarter.....................     0.875             0.281
            Second Quarter....................     1.070             0.410
            Third Quarter.....................     4.140             1.500
            Fourth Quarter....................     4.950             0.970

     On March 28, 2002, the last reported sale price of our common stock as reported by the Nasdaq SmallCap Market was $0.95 per share. As of March 28, 2002, the approximate number of holders of record of our common stock was 148.

     We have never paid, and do not anticipate paying, any cash dividends on our common stock for the foreseeable future. Our factoring facility with Bank of America restricts our ability to pay certain dividends without its prior written consent.

     On January 25, 2001, we applied for an exception to Nasdaq Marketplace Rule 4350(i)(1) requiring SEI receive shareholder approval of an equity financing when such financing would result in a change of control of the issuer.

     On February 23, 2001, Nasdaq determined that an exception from the shareholder approval requirement was warranted subject to the Company mailing to all shareholders, no later than ten days before the completion of the financing, a letter describing the proposed transaction and alerting shareholders to our omission to seek the shareholder approval that would otherwise be required. The letter was required to indicate that the Audit Committee of the Board had expressly approved the exception. In addition, we were required to issue a press release describing the transaction.

     On March 9, 2001, we issued 1,450,000 shares of our 6% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock") to accredited investors for an aggregate gross proceeds equal to $2,900, pursuant to a private equity placement (the "Private Placement"). On April 4, 2001 and April 19, 2001, we issued to accredited investors 250,000 and 300,000 shares of additional Series A Preferred Stock, respectively. On July 10, 2001, as a result of the 1:6 reverse stock split, such conversion ratio was changed to 1.33 shares of common stock for every one share of Series A Preferred Stock. No underwriter was employed by us in connection with the issuance of the securities in the Private Placement, however C.E. Unterberg, Towbin ("Unterberg Towbin") acted as our placement agent. As compensation for its services,

Unterberg Towbin received a fee equal to 125,000 shares of Series A Preferred Stock valued at $250, in addition to payment of certain expenses if fully sold. Thomas I. Unterberg, a current director of SEI, along with certain affiliates of Mr. Unterberg, purchased 567,500 shares of Series A Preferred Stock on the same terms and conditions as all other purchasers. Mr. Unterberg also is Chairman, Managing Director and member of the Executive Committee of Unterberg Towbin. We believe that the issuance of shares of Series A Preferred Stock in connection with the Private Placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act, as a transaction not involving a public offering. Appropriate legends have been affixed to the stock certificates issued to the purchasers of the Private Placement. All purchasers had adequate access to information about SEI and each purchaser acquired the securities for investment only and not with a view to distribution.

     The terms and conditions of the Private Placement provided for a cash payment or the issuance of additional shares of the Company's Series A Preferred Stock if a shelf registration statement covering the shares of Common Stock underlying the Series A Preferred Stock issued in the Private Placement was not declared effective by the SEC within 180 days following each of three closing dates in the Private Placement. Since a shelf registration statement covering such shares was not declared effective by the SEC within the allowable timeframes, the Company issued an aggregate of 106,250 additional shares of its Series A Preferred Stock valued at $213, to its Series A Preferred Stock shareholders on October 16, 2001.

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of the our Common Stock. The conversion ratio is subject to adjustments under certain conditions. As of December 31, 2001, 408,125 shares of Series A Preferred Stock were converted into 544,167 shares of Common Stock. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. On November 29, 2001, the Board of Directors declared dividends in arrears valued at $193, to be paid in additional shares of Series A Preferred Stock associated with the March 15, June 15, September 15, and December 15, 2001 dividend payments. As a result, the Company issued 96,367 shares of Series A Preferred Stock on January 28, 2002.

     As of December 31, 2001, approximately $11 of dividends had accumulated and have not been declared and paid representing dividends in arrears from December 15, 2001.

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

     On March 1, 2002, we received notification from Nasdaq that our common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). We were provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. As of March 28, 2002, we had not regained compliance. In the event that we do not regain compliance, the Nasdaq staff will determine whether we meet the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). If we meet the initial listing criteria, the staff will notify us that it has been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, the staff will provide written notification that our securities will be subject to delisting from the Nasdaq SmallCap Market and would trade on the OTC Bulletin Board. A delisting from the Nasdaq SmallCap Market may have a material adverse effect on our stock price and our ability to raise capital through the issuance of additional equity. A delisting could severely limit the market liquidity of our common stock and the ability of our shareholders to sell the common stock in the secondary market.

Item 6. Selected Consolidated Financial Data.

     The following selected consolidated financial data as of and for the five years ended December 31, 2001 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.


                                                            Year Ended December 31,
                                            --------------------------------------------------------
                                              1997        1998        1999        2000        2001
                                            --------    --------    --------    --------    --------
                                                     (in thousands, except per share amounts)
Statement of Operations Data:
Net sales ...............................   $ 34,001    $ 28,466    $ 39,761    $ 15,022    $ 10,022
  Cost of sales .........................     24,226      20,452      26,777      15,268       6,168
                                            --------    --------    --------    --------    --------
Gross profit (deficit) ..................      9,775       8,014      12,984        (246)      3,854
  Selling, general and
     administrative expenses ............      6,838       8,378       9,693      10,925       5,588
  Research and development
     expenses ...........................      1,687       2,683       1,939       2,112       1,308
                                            --------    --------    --------    --------    --------
Operating income (loss) .................      1,250      (3,047)      1,352     (13,283)     (3,042)
  Gain on sale of SANStar ...............        --          --          --           --         284
  Net interest (expense) income .........        (28)        390         162         193          66
                                            --------    --------    --------    --------    --------
Income (loss) before income tax benefit
  and extraordinary item ................      1,222      (2,657)      1,514     (13,090)     (2,692)
Income tax benefit ......................         --          --         438         235         262
                                            --------    --------    --------    --------    --------
Income (loss) before extraordinary item .      1,222      (2,657)      1,952     (12,855)     (2,430)
     Extraordinary item .................       (120)         --          --          --          --
                                            --------    --------    --------    --------    --------
Net income (loss) .......................      1,102      (2,657)      1,952     (12,855)     (2,430)
  Preferred dividends and accretion .....       (192)         --          --          --      (4,625)
                                            --------    --------    --------    --------    --------
Net income (loss) applicable
  to common shares ......................   $    910    $ (2,657)   $  1,952    $(12,855)   $ (7,055)
                                            ========    ========    ========    ========    ========
Net income (loss) per share before
  extraordinary item -  basic ...........   $   0.92    $  (1.45)   $   1.06    $  (6.71)   $  (3.56)
Net income (loss) per share -  basic ....   $   0.81    $  (1.45)   $   1.06    $  (6.71)   $  (3.56)
Net income (loss) per share before
  extraordinary item -  diluted .........   $   0.60    $  (1.45)   $   0.98    $  (6.71)   $  (3.56)
Net income (loss) per share -  diluted ..   $   0.66    $  (1.45)   $   0.98    $  (6.71)   $  (3.56)
Weighted average common shares
outstanding -  basic ....................      1,117       1,828       1,849       1,915       1,982
Weighted average common shares
outstanding -  diluted ..................      1,673       1,828       1,996       1,915       1,982



                                                            Year Ended December 31,
                                            --------------------------------------------------------
                                              1997        1998        1999        2000        2001
                                            --------    --------    --------    --------    --------
                                                              (in thousands)
Balance Sheet Data:
Cash ....................................   $11,625     $ 5,374     $ 7,993     $ 2,221     $ 3,146
Working capital .........................    15,260      11,969      14,200       3,467       5,533
Total assets ............................    24,992      21,374      23,231       9,632       8,077
Loans payable and payable to Finova
  Capital ...............................     1,031       1,231         968         276          66
6% cumulative convertible
  preferred stock Series A ..............        --          --          --          --       3,839
Shareholders' equity ....................   $17,643     $15,232     $17,701     $ 5,145     $ 2,627

                                       28

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

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. Our direct sales force concentrates on sales to commercial end users, and the U.S. Air Force and other Federal government end users. Our direct sales force also recruits selected VARs and assists them in their sales to commercial end users. During the three years prior to 1998, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys Corporation and Tandem Computers, Inc. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 2000 and 2001. We do not expect sales to these alternate channel partners to constitute a significant part of our net sales in fiscal 2002.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The SANStar product did not account for any revenues, but represented a substantial portion of engineering costs in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

     Sales to the U.S. Air Force accounted for approximately 58.4%, 30.5% and 47.2% of net sales in 1999, 2000 and 2001, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Item 3. Legal Proceedings.

     The following table sets forth, for the periods indicated, the net sales derived from each of our sales channels:

                                                    Year Ended December 31,
                                               -------------------------------
                                                 1999       2000        2001
                                               --------    -------     ------
                                                        (in thousands)
Direct:
 Commercial and other Federal customers....   $ 12,638    $  9,905   $  5,123
 U.S. Air Force............................     23,216       4,576      4,729

 Indirect:
  Alternate channel partners................     3,907         541        170
                                              ---------- ----------- --------

                                              $ 39,761    $ 15,022   $ 10,022
                                              ========== =========== =========


     Direct sales include sales through select resellers. All sales to the U.S. Air Force are through Federal integrators. Federal integrators are government contractors who sell directly to U.S. government entities. Indirect sales include sales through OEMs and national resellers.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (SEC), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

     In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

     On an on-going basis, we evaluate such estimates. The most significant estimates relate to the allowance for doubtful accounts, reserve for inventory obsolescence, reserve for warranties, reserve for employee benefits, deferred income taxes, depreciation of fixed assets and long-lived assets, contingencies and litigation and the recognition of revenue and profits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

     We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

REVENUE

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

     o    amortization and write-off of capitalized software.

     The profitability of any particular quarter is significantly affected by the relative sales levels of each of our primary sales channels and types of customers in such quarter.

CAPITALIZED SOFTWARE

     We capitalize software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Capitalized software amounts that have no future economic benefit are written down to net realizable value in the period that such value is derived. Amortization of capitalized software development is charged to cost of sales and aggregated, $586, $919 and $156 for 1999, 2000 and 2001, respectively. At December 31, 2001, we have capitalized an aggregate of $3,905 of software development costs, of which $366 was written off in 1998, as we discontinued our efforts to develop a fibre controller and a controller design that incorporated Tandem's Server Net Technology. In addition, in 2000, $1,738 was written off and $250 was sold in connection with our discontinuation of the SANStar project, and $1,551 has been amortized in the aggregate. We did not capitalize any software development costs during 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses consist primarily of:

     o salaries, commissions and travel costs for sales and marketing personnel, including trade shows; and

     o expenses associated with our management, legal, accounting, contract and administrative functions.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist primarily of salaries and related overhead expenses paid to software and hardware engineers. Research and development costs are expensed as incurred, except for software development costs which are capitalized after technological feasibility has been demonstrated.

Results of Operations
---------------------

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:


                                                                     Year Ended December 31,
                                                               ---------------------------------
                                                                 1999         2000         2001
                                                               -------      -------      -------

Direct net sales:
    Commercial and other Federal customers ..............         31.8%        65.9%        51.1%
    U.S. Air Force ......................................         58.4         30.5         47.2
Indirect net sales:
    Alternate channel partners ..........................          9.8          3.6          1.7
                                                               -------      -------      -------
Total net sales .........................................        100.0        100.0        100.0
  Cost of sales .........................................         67.3        101.6         61.5
                                                               -------      -------      -------
Gross profit ............................................         32.7         (1.6)        38.5
  Selling, general & administrative expenses ............         24.4         72.7         55.7
  Research & development expenses .......................          4.9         14.1         13.1
                                                               -------      -------      -------
Operating (loss) income .................................          3.4        (88.4)       (30.3)
  Gain on sale of SANStar ...............................          --           --           2.8
  Net interest income ...................................          0.4          1.3          0.7
                                                               -------      -------      -------
Income (loss) before income tax benefit .................          3.8        (87.1)       (26.8)
  Income tax benefit ....................................          1.1          1.6          2.6
                                                               -------      -------      -------
Net income (loss) .......................................          4.9%       (85.5)%      (24.2)%
                                                               =======      =======      =======


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

     Year Ended  December  31,  2001  Compared to Year Ended  December  31, 2000
     ---------------------------------------------------------------------------

     NET SALES

     Net sales decreased by approximately $5,000 or 33.3%, to $10,022 in 2001 from $15,022 in 2000. Sales of our fault tolerant enterprise storage solutions accounted for 80.9% and 83.5% of net sales in 2001 and 2000, respectively. Service revenues accounted for 12.2% and 6.8% of net sales in 2001 and 2000, respectively. Other revenues accounted for 6.9% and 9.7% of net sales in 2001 and 2000, respectively. The decrease in 2001 net sales resulted primarily from lower sales of our enterprise storage solutions to alternate channel partners and our commercial customers, offset in part by increased sales to the U.S. Air Force through Federal integrators.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $153, or 3.3%, to $4,729 in 2001 from $4,576 in 2000. Such sales accounted for approximately 47.2% and 30.5% of net sales in 2001 and 2000, respectively. The increase as a percentage of sales is primarily due to the decreases in our other sales channels.

     Sales to alternate channel partners decreased by approximately $371, or 68.6%, to $170 in 2001 from $541 in 2000. Such sales accounted for approximately 1.7% and 3.6% of net sales in 2001 and 2000, respectively. Such decrease represents a decrease in sales to Unisys of approximately $407. Sales to Unisys accounted for approximately 1.3% and 3.6% of our net sales in 2001 and 2000, respectively. Sales to Tandem accounted for less than 1% of our net sales in both 2001 and 2000. We do not expect sales to alternate channel partners to constitute a significant part of our net sales in fiscal 2002.

     Sales to our commercial and other Federal customers decreased by approximately $4,782 or 48.3%, to $5,123 in 2001 from $9,905 in 2000. Sales to our commercial and other Federal customers decreased primarily as a result of the U.S. economic recession and the decline of the dot-com companies. In addition, price competition in the U.S. forced us to cut our prices in certain cases. The decrease in sales to commercial and other Federal customers was primarily due to a decrease in sales volume rather than a decrease in prices.

     GROSS PROFIT

     Our gross profit increased by approximately $4,100 to a gross profit of approximately $3,854 in 2001 from a gross deficit of $246 in 2000. Our gross profit in 2000 was adversely affected by $2,523 and $1,738 of charges relating to an increase in inventory obsolescence and the write-off of capitalized software, respectively. The charges taken in 2000 for inventory obsolescence relates to the repositioning of our product offering and the discontinuance of the SANStar development effort. Without these charges in 2000, our gross profit would have been $4,015 in 2001.

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

     OPERATING EXPENSES

     Selling, general and administrative (SG&A) expenses decreased by $5,337, or 48.9%, to $5,588 in 2001 from $10,925 in 2000. Such decrease was primarily due to the reduction in workforce by up to 40% across most departments during the first quarter of 2001 and the salary reductions agreed to by our executive officers.

     SG&A expenses as a percentage of net sales represented 55.7% and 72.7% for 2001 and 2000, respectively. Such percentage decrease is attributable to the reduction in revenues combined with decreased SG&A costs. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of operating expenses, accounting for 64.5% and 59.0% of such expenses in 2001 and 2000, respectively.

     Research and development expenses decreased in 2001 by $804, or 38.1%, to $1,308 in 2001 from $2,112 in 2000. Such decrease represents the reduction in payroll expense associated with the reduction in force which occurred in the first quarter of 2001. Such expenses represented approximately 13.1% and 14.1% of our net sales for 2001 and 2000, respectively.

     NET INTEREST INCOME

     Net interest income was $66 and $193 for 2001 and 2000, respectively. The decrease in interest income was primarily due to decreased interest rates in 2001 compared to 2000.

     Year Ended  December  31,  2000  Compared to Year Ended  December  31, 1999
     ---------------------------------------------------------------------------

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

     GROSS PROFIT

     Our gross profit decreased by approximately $13,230, or 101.9%, to a gross deficit of approximately $246 in 2000 from a gross profit of $12,984 in 1999. Such decrease in gross profit is due primarily to the lower level of sales to the U.S. Air Force through Federal integrators, alternate channel partners and commercial customers. Our gross profit in 2000 was adversely affected by $2,523 and $1,738 of charges relating to an increase in inventory obsolescence and the write-off of capitalized software, respectively. The charges taken in 2000 for inventory obsolescence relates to the repositioning of our product offering and the discontinuance of the SANStar development effort.

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

     Research and development expenses increased in 2000 by $173, or 8.9%, to $2,112 in 2000 from $1,939 in 1999. Such expenditures, before offsetting amounts capitalized in accordance with SFAS No. 86, represented $3,150 and $2,662 for the twelve months ending December 31, 2000 and 1999, respectively. This increase was due primarily to an increased effort to develop the SANStar product. Such expenses represented approximately 14.1% and 4.9% of our net sales for 2000 and 1999, respectively, and, including the amount capitalized in accordance with SFAS No. 86, represented approximately 21.0% and 6.7% of our net sales for 2000 and 1999, respectively.

     NET INTEREST INCOME

     Net interest income was $193 and $162 for 2000 and 1999, respectively. The increase in interest income was primarily due to decreased borrowings and floor planning in 2000 compared to 1999.

Liquidity and Capital Resources
-------------------------------

     Our cash balance was approximately $3,146 at December 31, 2001.

     Net cash used in operating activities was $2,618 and $3,450 in 2001 and 2000, respectively. Net cash used in operating activities in 2001 resulted primarily from the net loss from operations after adding back depreciation, amortization and the write-off of capitalized software, coupled with a decrease in accounts payable, accrued liabilities, and offset in part by a decrease in accounts receivable and inventories. Net cash provided by investing activities was $119 in 2001. Net cash provided by financing activities was $3,424 in 2001 resulted primarily from the net proceeds from the sale of the 6% Series A Preferred Stock.

     We used $461 and $475 for the acquisition of equipment by direct purchase during 2001 and 2000, respectively. Such expenditures primarily consisted of computer equipment associated with our research and development efforts.

     In June 2000, we introduced SANStar, a file aware storage architecture intended to unify disparate data, including NAS and SAN. In the fourth quarter of 2000, we discontinued our SANStar development effort due to EMC's purchase of CrosStor, the supplier of the Real Time Operating System (RTOS) used in SANStar. The SANStar product did not account for any revenues, but represented a substantial portion of engineering costs in 2000. The total amount of SANStar capitalization of $1,988 was written down to $250 in December 2000. In February 2001, we sold the assets related to the SANStar technology, including certain patent applications, to Ciprico, Inc. for aggregate proceeds of approximately $580, including $250 of SANStar capitalization.

     We had working capital of $5,533 and $3,467 at December 31, 2001 and 2000, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 1997. On June 16, 2000, the Company signed an amendment to the factoring facility extending the agreement until July 30, 2003, and from year to year thereafter until terminated. Except as described above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC (GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. Our obligations under such agreement are collateralized by substantially all of our assets. As of December 31, 2001, we had an outstanding balance of $66 under this full recourse factoring facility.

     Our original agreement with GMAC restricted our ability to pay certain dividends without GMAC's prior written consent. On December 31, 2001, GMAC modified the agreement to allow us to pay dividends with respect to the Series A Preferred Stock in the form of additional shares of Series A Preferred Stock.

     We have certain covenants with GMAC all of which are in compliance as of December 31, 2001.

     Our ability to borrow under a $4,000 general line of credit with the Finova Group, Inc. ("Finova") was terminated by Finova in December 2000. We have been and will be relying on open terms with our vendors to purchase component parts that are incorporated into our fault tolerant enterprise storage solutions products.

     As of December 31, 2001, we have net operating loss ("NOL") carryovers for Federal income tax purposes of approximately $22,537, which will begin to expire in 2009. We also have research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. We experienced a change in ownership in 1996 ("1996 Ownership Change") as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited.

     If,  subsequent  to 1996,  a change in the  ownership  of SEI as defined by
Section 382 occurred or may occur, further use of the NOLs and income tax credits generated subsequent to the 1996 Ownership Change may also be limited.

     As of December 31, 2001, we have approximately $4,886 of state NOL carryforwards which will begin to expire in 2005 and state research and development tax credit carryforwards of $342, which will begin to expire in 2004.

     In December 2001, we sold $8,147 of State NOL carryforwards which resulted in a tax benefit of $262. In December 2000, we sold $5,189 of State NOL carryforwards and $40 of State Research and Development tax credits respectively, which resulted in a tax benefit of $235.

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to offset our net deferred tax assets. We will periodically reassess the valuation allowance.

     On March 9, 2001, we issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of the Private Placement for gross proceeds equal to $2,900. On April 4, 2001 and April 19, 2001, the Company issued to accredited investors 250,000 and 300,000 shares of additional Series A Preferred Stock, respectively. In addition, the Company issued an aggregate of 125,000 shares of Series A Preferred Stock to Unterberg Towbin, the Company's financial advisor in the Private Placement, for services provided in connection with the Private Placement. The Company received aggregate gross proceeds of $4,000 in connection with the Private Placement.

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

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of the our Common Stock at the request of certain Series A Preferred Stock shareholders. The conversion ratio is subject to adjustments under certain conditions. As of December 31, 2001, 408,125 shares of Series A Preferred Stock were converted into 544,167 shares of Common Stock at the request of certain Series A Preferred Stock shareholders. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. On November 29, 2001, our board of directors declared dividends in arrears to be paid in additional Series A Preferred Stock associated with the March 15, June 15, September 15, and December 15, 2001 dividend payments. As a result, the Company issued 96,367 shares of Series A Preferred Stock on January 28, 2002.

     As of December 31, 2001, approximately $11 of dividends had accumulated and have not been declared and paid representing dividends in arrears from December 15, 2001.

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

     Nasdaq Marketplace Rule 4350(i)(1) requires SEI to receive shareholder approval of an equity financing when such financing would result in a change of control of the issuer. We applied for and received from Nasdaq, an exception to Nasdaq Marketplace Rule 4350(i)(1) prior to its issuance of the Series A Preferred Stock.

     On March 1, 2002, we received notification from Nasdaq that our common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). We were provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. As of March 28, 2002, we had not regained compliance. In the event that we do not regain compliance, the Nasdaq staff will determine whether we meet the initial listing criteria for The Nasdaq SmallCap

Market under Marketplace Rule 4310(c)(2)(A). If we meet the initial listing criteria, the staff will notify us that we have been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, the Nasdaq staff will provide written notification that our securities will be subject to delisting from the Nasdaq SmallCap Market and would trade on the OTC Bulletin Board. A delisting from the Nasdaq SmallCap Market may have a material adverse effect on our stock price and our ability to raise capital through the issuance of additional equity. A delisting could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

     We have capital leases for certain equipment. In addition, we are obligated under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by us. Under certain leases, we have the option to renew for additional terms at specified rentals. Rent expense for such leases approximated $516, $712 and $621 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 2001:

                                              Capitalized       Operating
                                                 Leases           Leases
                                              -----------     -----------
                                                     (in thousands)

2002........................................... $    63       $    353
2003...........................................      32            388
2004...........................................      --            342
2005...........................................      --            345
                                                --------       ---------
Total minimum lease payments................... $    95       $  1,428
                                                --------       ==========
Less amount representing interest..............       7
                                                --------
Present value of net minimum lease payments.... $    88
                                                ========

     In response to competitive and financial pressures, during the first quarter of 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers have agreed to salary reductions. We announced on February 11, 2002 that we had further reduced our staff by seventeen. These reductions did not affect our sales and marketing departments. As a result, we will take a charge of approximately $100 in the first quarter of 2002, however, we believe that our restructured workforce will help reduce operating expenses in 2002.

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

     Subject to the risks discussed in this Annual Report on Form 10-K, we believe that our existing available cash, credit facilities, proceeds from the Private Placement described above and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in the next twelve months. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. If we cannot raise additional necessary funds, we could be required to reduce our capital expenditures, scale back our research and product developments, reduce our workforce and license to others products or technologies we would otherwise seek to commercialize ourselves.

Recent Accounting Pronouncements
--------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141") "Business Combinations", No. 142 ("SFAS No. 142"), "Goodwill and Other
Intangible Assets", and No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be teested for impairment at least annually at the reporting unit level. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses finacial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In addition, in August 2001, the FASB issued SFAS No. 144 ("SFAS No. 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. As the Company does not have any recorded intangibles, SFAS No. 142 will not have an impact on the financial position or the results of operations. The Company does not expect SFAS No. 143 and SFAS No. 144 to have a material impact on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2001, all our available excess funds were cash or cash equivalents whose value is not subject to changes in interest rates. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest our cash only in debt obligations issued by the U.S. government or its agencies with maturities of less than one year.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On November 15, 2000, Ernst & Young LLP ("E&Y") resigned as our independent auditors. The report of E&Y on our financial statements for each of the two years in the periods ended December 31, 1999 and December 31, 1998, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 1999 and December 31, 1998, and during the nine-month period ended September 30, 2000, there were no disagreements with E&Y in its reports. E&Y has furnished us with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

     On November 21, 2000, our board of directors approved and we retained Richard A. Eisner & Company, LLP as our independent auditors.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

     The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  (1) Financial Statements.

                   Financial Statements are included in Item 8, "Financial Statements and Supplementary Data" as follows:

          o    Report of Independent Auditors - Richard A. Eisner & Company LLP

          o    Report of Independent Auditors - Ernst & Young LLP

          o    Consolidated Balance Sheets - December 31, 2000 and 2001

          o Consolidated Statements of Operations - Years ended December 31, 1999, 2000 and 2001

          o Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 2000 and 2001

          o Consolidated Statements of Cash Flows - Years ended December 31, 1999, 2000 and 2001

          o    Notes to Consolidated Financial Statements - December 31, 2001

          (a)  (2) Financial Statement Schedule.

                    Schedule II - Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (a)  (3) Exhibits.

                    Reference is made to the Exhibit Index on Page 45.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2002.

                                   STORAGE ENGINE, INC.


                                   By:/s/Gregg M. Azcuy
                                      ----------------------------
                                      Gregg M. Azcuy, President and
                                      Chief Executive Officer

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



        Signature                                    Title                                   Date
        ---------                                    -----                                   ----


/s/ Gregg M. Azcuy                        President, Chief Executive Officer and           March 29, 2002
-------------------------------           Director (Principal Executive Officer)
Gregg M. Azcuy

/s/ Louis Altieri                         Vice President, Finance and                      March 29, 2002
-------------------------------           Administration (Principal Financial and
Louis Altieri                             Accounting Officer)

/s/ Michael E. Faherty                    Chairman of the Board and Director               March 29, 2002
-------------------------------
Michael E. Faherty

/s/ Gale R. Aguilar                       Director                                         March 29, 2002
-------------------------------
Gale R. Aguilar

/s/ James K. Dutton                       Director                                         March 29, 2002
-------------------------------
James K. Dutton

/s/ Donald E. Fowler                      Director                                         March 29, 2002
-------------------------------
Donald E. Fowler

/s/ Frank R. Triolo                       Director                                         March 29, 2002
-------------------------------
Frank R. Triolo

/s/ Thomas I. Unterberg                   Director                                         March 29, 2002
-------------------------------
Thomas I. Unterberg

                                  EXHIBIT INDEX

       Exhibit
       No.                   Description of Exhibit
       -------               ----------------------

        3.1 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001.)

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

        Exhibit
        No.                   Description of Exhibit
        -------               ----------------------

        10.18 Master Sales Agreement dated September 23, 1999, by and between the Company and Hitachi Computer Products (America) Inc., as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1999.)

        10.19 Agreement dated August 13, 1996 by and between the Company and AT&T Capital Corporation. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997.)

        10.20 Factoring Agreement dated July 9, 1997 between the Company and NationsBanc Commercial Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 6, 1997.)

        10.21 Series A Convertible Preferred Stock Purchase Agreement dated as of March 9, 2001 between the Company and the Purchasers listed therein. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2001.)

        20 Listing of Subsidiaries. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997.)

        23.1+   Consent of Ernst & Young LLP.

        23.2+   Consent of Richard A. Eisner & Company, LLP

     ---------------

          * A management contract or compensatory plan or agreement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

          +    Filed herewith. All other exhibits previously filed.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                    Page
                                                                    ----

Report of Independent Auditors - Richard A. Eisner & Co. LLP .......F-2

Report of Independent Auditors - Ernst & Young LLP..................F-3

Consolidated Balance Sheets as of
   December 31, 2000 and 2001.......................................F-4

Consolidated Statements of Operations for
   each of the three years in the period ended
   December 31, 2001................................................F-5

Consolidated Statements of Shareholders'
   Equity for each of the three years in
   the period ended December 31, 2001...............................F-6

Consolidated Statements of Cash Flows
   for each of the three years in the period
   ended December 31, 2001..........................................F-7

Notes to Consolidated Financial Statements..........................F-8

Schedule II - Valuation and Qualifying Accounts.....................S-1

Schedules other than those listed are omitted as they are not applicable, or the required or equivalent information has been included in the financial statements or notes thereto.

                           INDEPENDENT AUDITORS REPORT

Board of Directors and Shareholders
Storage Engine, Inc.

     We have audited the accompanying consolidated balance sheets of Storage Engine, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. Our audits also include the financial statement schedule in so far as they relate to the years ended December 31, 2001 and 2000 listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Engine, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ RICHARD A. EISNER & COMPANY, LLP

New York, New York
February 22, 2002, except for Note 14 as to which the date is March 1, 2002.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
STORAGE ENGINE, Inc.

     We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Storage Engine, Inc. and subsidiaries for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Storage Engine, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                               /s/ ERNST & YOUNG LLP


MetroPark, New Jersey
February 8, 2000, except for Note 13,
   as to which the date is April 14, 2000

                                STORAGE ENGINE, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                        (Dollars in Thousands)

                                                                                     December 31,
                                                                                 --------------------
                                                                                   2000       2001
                                                                                 --------    --------

Assets
Current Assets:
   Cash and cash equivalents ..................................................   $  2,221    $  3,146
   Accounts receivable, less allowance for doubtful accounts of $310
    in 2000 and $20 in 2001 ...................................................        899         961
   Inventories ................................................................      4,452       2,896
   Prepaid expenses and other receivables .....................................        294         111
                                                                                  --------    --------
                                                                                     7,866       7,114
Property and equipment (net) ..................................................      1,299         922
Capitalized software (net) ....................................................        406          --
Other assets ..................................................................         61          41
                                                                                  --------    --------
          Total Assets ........................................................   $  9,632    $  8,077
                                                                                  ========    ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loans payable ..............................................................   $    161    $     66
   Payable to Finova Capital ..................................................        115          --
   Current portion of capital lease ...........................................        114          58
   Accounts payable ...........................................................      2,069         245
   Accrued expenses and other .................................................      1,150         683
   Warranty ...................................................................        577         387
   Customer deposits, advances and other credits ..............................        213         142
                                                                                  --------    --------
                                                                                     4,399       1,581
Capital lease obligations, net of current portion .............................         88          30
                                                                                  --------    --------
                                                                                     4,487       1,611
    6% cumulative convertible preferred stock Series A, $.01 par value per share issued and outstanding; none, and 1,823,125 at
    December 31, 2000 and December 31, 2001, respectively, and 96,367
    shares issuable at December 31, 2001 ......................................         --       3,839

Shareholders' Equity:
    Preferred stock, $.01 par value per share, authorized 3,000,000 shares
     issued 2,231,250, outstanding 1,823,125 as Series A ......................         --          --
   Common stock, $.01 par value per share, authorized, 8,333,333 shares;
     issued and outstanding, 1,927,090 shares and 2,488,637
     shares at December 31, 2000 and December 31, 2001, respectively ..........         19          25
   Capital in excess of par value .............................................     26,767      31,287
   Accumulated deficit ........................................................    (21,641)    (28,685)
                                                                                  --------    --------

Total shareholders' equity ....................................................      5,145       2,627
                                                                                  --------    --------
       Total Liabilities and Shareholders' Equity .............................   $  9,632    $  8,077
                                                                                  ========    ========



                           STORAGE ENGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In Thousands, Except Per Share Amounts)


                                                          Year Ended December 31
-------------------------------------------------------------------------------------------
                                                      1999           2000           2001
                                                    --------       --------       --------
Product sales ................................      $ 39,341       $ 13,993       $  8,799
Service sales ................................           420          1,029          1,223
                                                    --------       --------       --------
Net sales ....................................        39,761         15,022         10,022
                                                    --------       --------       --------

Cost of sales:
   Product ...................................        26,470         14,684          5,643
   Service ...................................           307            584            525
                                                    --------       --------       --------
Total cost of sales ..........................        26,777         15,268          6,168
                                                    --------       --------       --------

Gross profit (deficit) .......................        12,984           (246)         3,854
                                                    --------       --------       --------

Operating expenses:
  Selling, general & administrative ..........         9,693         10,925          5,588
  Research & development .....................         1,939          2,112          1,308
                                                    --------       --------       --------
                                                      11,632         13,037          6,896

Operating income (loss) ......................         1,352        (13,283)        (3,042)
  Gain on sale of SANStar ....................            --             --            284
  Net interest income ........................           162            193             66
                                                    --------       --------       --------

Income (loss) before income tax benefit ......         1,514        (13,090)        (2,692)
  Income tax benefit .........................           438            235            262
                                                    --------       --------       --------

Net income (loss) ............................         1,952        (12,855)        (2,430)
Preferred stock dividend (including
  beneficial conversion feature of $3,764)....            --             --         (4,625)
                                                    --------       --------       --------

Net income (loss) applicable to common
  shareholders ...............................      $  1,952       $(12,855)      $ (7,055)
                                                    ========       ========       ========

Net income (loss) per share - basic ..........      $   1.06       $  (6.71)      $  (3.56)
                                                    ========       ========       ========


Net income (loss) per share - diluted ........      $   0.98       $  (6.71)      $  (3.56)
                                                    ========       ========       ========

Weighted average number of common shares -
 basic .......................................         1,849          1,915          1,982
                                                    ========       ========       ========

Weighted average number of common
  shares - diluted ...........................         1,996          1,915          1,982
                                                    ========       ========       ========


                                   STORAGE ENGINE, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (Dollars in Thousands)


                                                                      Capital in                  Total
                                                                       Excess of  Accumulated  Shareholders'
                                                Shares      Amount     Par Value    Deficit      Equity
                                               ---------   ---------   ---------   ---------    ---------

Balance at January 1, 1999 .................   1,837,847   $      18   $  25,952   $ (10,738)   $  15,232

Issuance of stock and stock
  option exercises .........................      52,372          --         517          --          517

Net income .................................          --          --          --       1,952        1,952
                                               ---------   ---------   ---------   ---------    ---------



Balance at December 31, 1999 ...............   1,890,219          18      26,469      (8,786)      17,701

Issuance of stock and stock option
  exercises.................................      36,871           1         298           --         299

Net loss ...................................          --          --          --     (12,855)     (12,855)
                                               ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2000 ...............   1,927,090          19      26,767     (21,641)       5,145

Issuance of stock and stock
  option exercises .........................      17,380           1          32          --           33

Dividends on Series A Preferred Stock
  including beneficial conversion feature
  and fees of $87...........................          --          --       3,677      (4,614)        (937)

Conversion of Series A
  preferred stock to
  common ...................................     544,167           5         811          --          816

Net loss ...................................          --          --          --      (2,430)      (2,430)
                                               ---------   ---------   ---------   ---------    ---------


Balance at December 31, 2001  ..............   2,488,637   $      25   $  31,287   $ (28,685)   $   2,627
                                               =========   =========   =========   =========    =========



                                   STORAGE ENGINE, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in Thousands)

                                                                            Year Ended December 31,
                                                                         1999         2000        2001
                                                                       --------     --------     --------

Cash flows from operating activities:
Net income (loss) .................................................    $  1,952     $(12,855)    $ (2,430)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:

    Depreciation and amortization .................................       1,515        1,986          951
    Gain on sale of SANStar .......................................          --           --         (284)
    Write off of capitalized software .............................          --        1,738           --
Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable ....................         815        4,930          (62)
    (Increase) decrease in inventories ............................          (7)       1,118        1,556
    Decrease (increase) in prepaid expenses and other
      receivables .................................................         259          (39)         203
    Decrease in accounts payable, accrued liabilities
      and other ...................................................        (212)        (472)      (2,481)
    (Decrease) increase in customer deposits ......................         (53)         144          (71)
                                                                       --------     --------     --------
Net cash provided by  (used in) operating activities ..............       4,269       (3,450)      (2,618)
                                                                       --------     --------     --------
Cash flows from investing activities:
   Additions to property and equipment ............................        (812)        (475)        (461)
   Gross proceeds from sale of SANStar ............................          --           --          580
   Additions to capitalized software ..............................      (1,072)      (1,274)          --
                                                                       --------     --------     --------
Net cash (used in) provided by investing activities ...............      (1,884)      (1,749)         119
                                                                       --------     --------     --------
Cash flows from financing activities:
   Borrowings under revolving credit agreement ....................      16,624       17,283        5,673
   Repayments under revolving credit agreement ....................     (16,624)     (17,122)      (5,768)
   Decrease in payable to Finova Capital ..........................        (263)        (853)        (115)
   Repayment of capital lease obligations .........................         (20)        (180)        (114)
   Proceeds from exercise of employee stock options and
     issuance of common stock .....................................         517          299           33
     Net proceeds from sale of Series A Preferred Stock ...........          --           --        3,715
                                                                       --------     --------     --------
Net cash provided by (used in) financing activities ...............         234         (573)       3,424
                                                                       --------     --------     --------
Net  increase  (decrease) in cash and cash equivalents ............       2,619       (5,772)         925
Cash and cash equivalents at beginning of year ....................       5,374        7,993        2,221
                                                                       --------     --------     --------
Cash and cash equivalents at end of year ..........................    $  7,993     $  2,221     $  3,146
                                                                       ========     ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest .....................................................    $    135     $    141     $     44
                                                                       ========     ========     ========
   Supplemental disclosure of non-cash investing and financing activities:
     Property acquired under capital lease obligations ............          --     $    157           --
                                                                       ========     ========     ========
     Fees related to issuance of Series A Preferred Stock .........          --           --     $    455
                                                                       ========     ========     ========
     Dividends related to issuance of Series A Preferred Stock ....          --           --     $    193
                                                                       ========     ========     ========
Conversion of Series A Preferred Stock to Common Stock.............          --           --     $    816
                                                                       ========     ========     ========
Issuance of additional Series A Preferred Stock relating
   to Shelf Registration...........................................          --          --      $    213
                                                                       ========     ========     ========
Beneficial conversion feature on issuance of Series A Preferred
   Stock...........................................................          --          --      $  3,764
                                                                       ========     ========     ========


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in Thousands Except Per Share Information)


Note 1 -- The Company

     Storage Engine, Inc. ("SEI" or the "Company") designs, manufactures, sells and supports fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. The Company's products are principally its high performance storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, UNIX and Linux operating systems. The Company's enterprise storage solutions address all three storage markets: DAS, in which the storage device is connected directly to a server; NAS, in which the storage device is installed on a network; and SAN, in which the storage device is used in a specialized network. These connectivity options provide storage users the flexibility to choose and deploy a particular storage solution to meet their needs.

     On July 10, 2001, the Company announced the approval of a 1:6 reverse stock split effective on the close of business on Friday, July 20, 2001, pursuant to which one new share of common stock of the Company was issued in exchange for each six outstanding shares of common stock, concurrent with the changing of our name from ECCS, Inc., to Storage Engine, Inc. All prior periods presented have been adjusted to reflect such stock split.

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

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated, $586, $919 and $156 for 1999, 2000 and 2001, respectively. The Company did not capitalize any software development costs during 2001.

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

     WARRANTY

     Estimated future warranty obligations related to Storage Engine products are provided by charges to operations in the period the related revenue is recognized.

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

     PER SHARE INFORMATION

     Per share information is presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. In fiscal 1999, diluted earnings per share includes the dilutive effect of all such securities. In fiscal 2000 and 2001, diluted earnings per share do not include options, warrants and convertible securities in the amount of 530,843 and 501,572 shares for 2000 and 2001, respectively, as they are anti-dilutive.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reporting of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141") "Business Combinations", No. 142 ("SFAS No. 142"), "Goodwill and Other
Intangible Assets", and No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be teested for impairment at least annually at the reporting unit level. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and addresses finacial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In addition, in August 2001, the FASB issued SFAS No. 144 ("SFAS No. 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. As the Company does not have any recorded intangibles, SFAS No. 142 will not have an impact on the financial position or the results of operations. The Company does not expect SFAS No. 143 and SFAS No. 144 to have a material impact on the Company's financial position or results of operations.

Note 3 -- Transactions with Significant Vendors and Customers

     In September 1999, the Company entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began assembling the Synchronix 2000 in January 2000. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party. In 2000, purchases from Hitachi totaled $1,053 or 6.6% of all purchases. In 2001, such purchases totaled $155 or 4.5% of all purchases. (See Note 13.)

     The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement may be terminated by either party at any time. In 1999 and 2000, purchases from Bell Microproducts totaled approximately $10,766, or 43.5%, and $4,167 or 26.1%, of all purchases respectively. In 2001, such purchases totaled $1,822, or 52.7% of all purchases.

     Certain components used in the Company's products are available only from a limited number of sources. Any delays in obtaining such components could adversely affect the Company's results of operations.

     The U.S. Air Force, an end user of the Company's products which purchases such products through KKP Corporation, Worldwide Technologies, Logicon, FDC Corporation and other government contractors, purchased $23,216 of products, or 58.4% of the Company's total net sales in 1999. In 2000 such sales totaled $4,576, or 30.5% of total sales and for 2001 such sales totaled $4,729 or 47.2% of total sales. The Company cannot be certain that its sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation further discussed in Note 13. There are no minimum purchase requirements. In addition, the Company sold product to the U. S. Army through an integrator in 2001 in the amount of $1,583 or 15.8% of total sales.

     SEGMENT INFORMATION

     All of the Company's revenues are generated in the United States. The Company believes that it has one operating segment and classifies its revenues based upon its primary sales channels: commercial and other Federal customers; U.S. Air Force; and alternate channel partners. The Company's revenue consists principally of its high performance storage subsystems. The U.S. Air Force principally purchases the Company's Raven products, however, all Company products are available for sale in each of the channels. Revenues by sales channel are regularly reviewed by the chief operating decision maker.

     The following table sets forth, for the periods indicated, the net sales derived from each of the Company's sales channels:

                                                   Year Ended December 31,
                                                   -----------------------
                                               1999        2000         2001
                                               ----        ----         ----
Direct:
  Commercial and other Federal customers... $ 12,638    $  9,905     $  5,123
  U.S. Air Force...........................   23,216       4,576        4,729
Indirect:
  Alternate channel partners...............    3,907         541          170
                                           -----------  ----------  -----------
                                            $ 39,761    $ 15,022     $ 10,022
                                            =========   =========     ========

     All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

Note 4 -- Inventories

     Inventories consist of the following:
                                                        December 31,
                                              ----------------------------
                                                   2000          2001
                                              ------------- -------------
Purchased parts.............................  $    1,610     $     1,380
Finished goods..............................       5,309           3,439
                                              ----------     ------------
                                                   6,919           4,819
     Less: inventory valuation reserve......       2,467           1,923
                                              ----------     ------------
                                              $    4,452     $     2,896
                                             ============    ============

Note 5 -- Property and Equipment

Property and equipment consist of the following:

                                                         December 31,
                                                 ---------------------------
                                                      2000         2001
                                                  ----------  -------------
Furniture and fixtures........................... $    493        $    483
Computer equipment...............................    6,085           6,231
Vehicles.........................................       35              13
Leasehold improvements...........................      398             369
Equipment under capital leases...................      931             619
                                                 ------------     ----------
                                                  $  7,942         $ 7,715

Less accumulated depreciation and amortization,
  including $711 and $531 relating to equipment
  under capital leases at December 31, 2000 and
  December 31, 2001, respectively................    6,643           6,793
                                                 ------------     -----------
                                                  $  1,299         $   922
                                                 ============     ===========

Depreciation expenses for the years ended December 31, 1999, 2000, and 2001 was $929, $1,067, and $795 respectively.

Note 6 -- Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. On March 8, 2001, the Company designated 1,788,750 shares as 6% Cumulative Convertible Preferred Stock, Series A ("Series A Preferred Stock"). On April 4, 2001, April 19, 2001 and October 15, 2001, the Company increased the number of shares designated as Series A Preferred Stock to 1,793,750, 2,125,000 and 2,231,250, respectively.

     On March 9, 2001, the Company issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of a private placement of its Series A Preferred Stock (the "Private Placement") for gross proceeds equal to $2,900. On April 4, 2001 and April 19, 2001, the Company issued to accredited investors 250,000 and 300,000 shares of additional Series A Preferred Stock, respectively. In addition, the Company issued an aggregate of 125,000 shares of Series A Preferred Stock valued at $250 to C.E. Unterberg, Towbin ("Unterberg Towbin"), the Company's financial advisor in the Private Placement, for services provided in connection with the Private Placement. The Company received aggregate gross proceeds of $4,000 in connection with the Private Placement.

     In connection with the issuance of the Series A Preferred Stock, the Company recorded a dividend to Series A Preferred shareholders of approximately $3,764 representing the beneficial conversion feature resulting from the difference between the conversion price and the quoted market price of the Company's common stock as at the date of issuance. In addition, the Company incurred fees related to the issuance of Series A Preferred Stock in the amount of $205 as a preferred stock dividend.

     The terms and conditions of the Private Placement provided for a cash payment or the issuance of additional shares of the Company's Series A Preferred Stock if a shelf registration statement covering the shares of Common Stock underlying the Series A Preferred Stock issued in the Private Placement was not declared effective by the SEC within 180 days following each of three closing dates in the Private Placement. Since a shelf registration statement covering such shares was not declared effective by the SEC within the allowable timeframes, the Company issued an aggregate of 106,250 additional shares of its Series A Preferred Stock valued at $213 to its Series A Preferred Stock shareholders on October 16, 2001.

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of the our Common Stock. The conversion ratio is subject to adjustments under certain conditions. As of December 31, 2001, 408,125 shares of Series A Preferred Stock were converted into 544,167 shares of Common Stock at the request of certain Series A Preferred Stock shareholders. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. On November 29, 2001, the Board of Directors declared dividends in arrears valued at $193 to be paid in additional shares of Series A Preferred Stock associated with the March 15, June 15, September 15, and December 15, 2001 dividend payments. As a result, the Company issued 96,367 shares of Series A Preferred Stock on January 28, 2002.

     As of December 31, 2001, approximately $11 of dividends had accumulated and have not been declared and paid representing dividends in arrears from December 15, 2001.

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


Note 7 -- Loans Payable to GMAC Commercial Credit Corporation and Payable to Finova Capital

     On July 9, 1997, the Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of eligible receivables (as defined - $598 as of December 31, 2001). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice). On June 16, 2000, the Company signed an amendment to the factoring facility between BOA and the Company extending the agreement until July 30, 2003, and from year to year thereafter until terminated. Except as described above, the factoring facility remains unchanged. On January 1, 2001, GMAC Commercial Credit LLC (GMAC) purchased substantially all of the factoring assets of Bank of America Commercial Corporation. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of December 31, 2001, the Company had an outstanding balance of $66 under this full recourse factoring facility.

     The Company's original agreement with GMAC restricted the Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the Agreement to allow the Company to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Stock.

     The Company has certain covenants with GMAC all of which are in compliance as of December 31, 2001.

     The Company's ability to borrow under a $4,000 general line of credit with the Finova Group, Inc. ("Finova") was terminated in December 2000. We have been and will be relying on open terms with our vendors to purchase component parts that are incorporated into our fault tolerant enterprise storage solutions products.

Note 8 -- Leases

     The Company has capital leases for certain equipment. In addition, the Company is obligated under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by the Company. Under certain leases, the Company has the option to renew for additional terms at specified rentals. Rent expense for such leases approximated $516, $712 and $621 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 2001:

                                                      Capitalized   Operating
                                                        Leases        Leases
                                                      ----------   ----------
2002.................................................  $     63     $   353
2003.................................................        32         388
2004.................................................        --         342
2005.................................................        --         345
                                                       --------     --------
Total minimum lease payments.........................  $     95    $  1,428
                                                       --------     ========
Less amount representing interest....................         7
                                                       --------
Present value of net minimum lease payments..........  $     88
                                                       ========

Note 9 -- Stock Option Plans

     The Company has the following stock option plans:

THE 1989 STOCK OPTION PLAN

     Under the Company's 1989 Stock Option Plan, as amended, 150,000 shares of common stock can be issued through incentive stock options and non-statutory stock options. The incentive stock options allow designated full-time employees, including officers, to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the exercise price for the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five years from the date of the grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to full-time employees, including officers and non-employee directors or consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five years.

     A summary of the changes in outstanding common stock options under the 1989 Stock Option Plan is as follows:

                                                         Options Outstanding
                                                --------------------------------
                                                                      Weighted-
                                                                       Average
                                                                      Exercise
                                                       Shares           Price
                                                   ------------   --------------
Balance at January 1, 1999                             31,793       $   15.60
   Options exercised............................      (11,527)          12.12
   Options canceled.............................           --              --
                                                  -------------
Balance at December 31, 1999....................       20,266           12.24
   Options exercised............................       (5,542)           8.88
   Options canceled.............................           --              --
                                                  -------------
Balance at December 31, 2000....................       14,724           13.50
   Options exercised............................           --              --
   Options canceled.............................       (3,449)           8.90
                                                  -------------
Balance at December 31, 2001....................       11,275        $  14.91
                                                  ==============   ============
   Options exercisable at
   December 31, 2001............................       11,275        $  14.91
                                                  ==============   ============



     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2001 in the 1989 Stock Option Plan is three years and the exercise price range is $6.00 - $17.22.

1996 STOCK OPTION PLAN

     In June 1996, the Board of Directors of the Company adopted the 1996 Stock Plan. In June 1998 and June 2001, the shareholders approved increases in the number of shares subject to the 1996 Stock Plan. Under the 1996 Stock Plan, 1,266,667 shares of common stock currently can be issued through incentive stock options and non-statutory stock options and/or stock purchase rights. The incentive stock options allow designated employees, non-employee directors and consultants to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the exercise price for the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five years from the date of grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to employees, non-employee directors and consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five years.

     A summary of the changes in outstanding common stock options under the 1996 Stock Plan is as follows:
                                                        Options Outstanding
                                                  ------------------------------
                                                                     Weighted-
                                                                      Average
                                                     Shares       Exercise Price
                                                 --------------   --------------
Balance at January 1, 1999..................        196,483          $ 8.34
   Options granted..........................         62,685           32.76
   Options exercised........................        (13,567)           7.50
   Options canceled.........................        (95,875)           8.10
                                                 -----------
Balance at December 31, 1999................        149,726           17.70
   Options granted..........................         75,367           37.14
   Options exercised........................        (22,742)           7.62
   Options canceled.........................        (32,867)          27.96
                                                 -----------
Balance at December 31, 2000................        169,484           25.68
   Options granted..........................         70,355            2.64
   Options exercised........................             --              --
   Options canceled.........................        (81,623)          26.24
                                                 -----------
Balance at December 31, 2001................        158,216          $15.16
                                                 ===========       =============
Options exercisable at December 31, 2001....         70,565          $16.76
                                                 ============      =============

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2001 in the 1996 Stock Option Plan is eight years and the exercise price range is $1.82 - $103.86.

NON-QUALIFIED STOCK OPTIONS

     A summary of the changes in outstanding common stock options under Non-Qualified Agreements is as follows:

                                                      Options Outstanding
                                                ------------------------------
                                                                   Weighted-
                                                                    Average
                                                   Shares       Exercise Price
                                               --------------   --------------
Balance at January 1, 1999                         95,583          $ 10.44
   Options granted.........................        52,816            64.50
   Options exercised.......................       (20,615)            7.92
   Options canceled........................           (83)           12.78
                                               -----------
Balance at December 31, 1999...............       127,701            32.22
   Options granted.........................       147,383            16.68
   Options exercised.......................            --               --
   Options canceled........................        (3,258)           16.44
                                               -----------
 Balance at December 31, 2000..............       271,826            24.00

   Options granted.........................        34,774             4.11
   Options exercised.......................            --               --
   Options canceled........................       (60,350)           15.54
                                               ------------      -------------
Balance at December 31, 2001...............       246,250          $ 23.27
                                               ============      =============
Options exercisable at December 31, 2001...       148,347          $ 21.50
                                               ============      =============


     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2001 under Non-Qualified Agreements is eight years and the exercise price range is $2.63 - $64.50.

1996 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     In February 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors Stock Option Plan (the "1996 Non-Employee Directors Plan") pursuant to which 83,333 shares of Common Stock can be issued through non-statutory stock options. Under the terms of the 1996 Non-Employee Directors Plan, each non-employee director who first becomes a member of the Board after approval of such plan by the shareholders of the Company, shall be automatically granted, on the date such person becomes a member of the Board, an option to purchase 5,000 shares of Common Stock. In addition, each non-employee director who is a member of the Board on the first trading day of each year shall be automatically granted on such date, without further action by the Board, an option to purchase 833 shares of Common Stock. The exercise price per share under the 1996 Non-Employee Directors Plan shall be equal to the fair market value (as defined) of a share of Common Stock on the applicable grant date, and options granted under the 1996 Non-Employee Directors Plan vests over a four-year period.

     A summary of the changes in outstanding common stock options under the 1996 Non-Employee Directors Plan is as follows:

                                                        Options Outstanding
                                                --------------------------------
                                                                     Weighted-
                                                                     Average
                                                     Shares       Exercise Price
                                                 --------------  ---------------
Balance at January 1, 1999....................       15,000          $ 30.54
   Options granted............................        5,000            10.14
                                                 -------------
Balance at December 31, 1999..................       20,000            25.38
   Options granted............................        5,000           101.64
                                                 --------------
Balance at December 31, 2000..................       25,000            40.62
   Options granted............................       11,023             1.78
                                                 --------------
Balance at December 31, 2001..................       36,023          $ 28.75
                                                 ===============  =============
   Options exercisable at December 31, 2001...       23,528          $ 24.28
                                                 ===============  =============

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2001 under the 1996 Non-Employee Directors Plan is seven years and the exercise price range is $1.25 - $101.63.

     The following table summarizes information about the Company's stock options outstanding at December 31, 2001.

-------------------------------------------------------------------------------
                  Outstanding                             Exercisable
-------------------------------------------------------------------------------

                           Weighted Average  Weighted    Number      Weighted
Range of          Number   Remaining Years    Average     of         Average
Exercise           of       of Contractual   Exercise    Options     Exercise
Price             Options       Life          Price                   Price
-------------------------------------------------------------------------------
$0 - $3.00         98,080         9           $2.48       6,033        $1.70
-------------------------------------------------------------------------------
$3.01 - $15.00    129,650         7           $7.83     123,111        $7.84
-------------------------------------------------------------------------------
$15.01 - $40.00   147,469         7          $19.51      88,183       $19.55
-------------------------------------------------------------------------------
$40.01 - $110.00   76,565         8          $67.90      36,388       $66.29
                   ------                                ------
-------------------------------------------------------------------------------
TOTAL             451,764                               253,715
                  =======                               =======

STOCK WARRANTS

     At December 31, 2001, 49,808 common stock purchase warrants with an exercise price of $7.50 per share were outstanding to a director of the Company. Such warrants expire in 2004. At December 31, 2001, all such warrants were exercisable.

     The Company has reserved 501,572 shares of Common Stock for the exercise of stock options and warrants as described above.

FAS 123 PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001: risk-free interest rates of between 4.6%-6.3% in 1999, 5.8%-6.65% in 2000 and 3.22%-4.82% in 2001; dividend yields of zero, respectively; volatility factors of the expected market price of the Company's common stock of 99.7% in 1999, 116.8% in 2000 and 157.9% in 2001; and a weighted-average expected life of four years. The weighted average fair market value of stock options issued in 1999, 2000 and 2001 was $5.47, $3.31, and $.50 per share, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):


                                                      1999          2000           2001
                                                  -----------    -----------   -----------

Net income (loss) as reported................     $  1,952       $  (12,855)   $  (7,055)
Pro forma net income (loss)..................     $  1,538       $  (14,814)   $  (9,059)
Income (loss) per share as reported
   basic.....................................     $   1.06       $    (6.71)   $   (3.56)
Pro forma income (loss) per share
   basic.....................................     $    .83       $    (7.74)   $   (4.57)
Income (loss) per share as reported - diluted     $    .98       $    (6.71)   $   (3.56)
Pro forma income (loss) per share - diluted..     $    .78       $    (7.74)   $   (4.57)


Note 10 -- Employee Stock Purchase Plan

     In June 1995, the Company adopted a 1995 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to purchase up to an aggregate of 66,667 shares of Common Stock, through payroll deductions during a Purchase Period, at a purchase price that shall be the lesser of (a) 85% of the Fair Market Value of a share of Common Stock on the first day of such Purchase Period, or (b) 85% of the Fair Market Value of a share of Common Stock on the exercise Date of such Purchase Period, as each of such terms are defined in the Purchase Plan. At December 31, 2001, 58,536 shares were issued under the Purchase Plan, of which 17,380 were issued in 2001.

Note 11 -- Income Taxes

     The provision for income taxes is comprised of the following:

                                                 December 31,
                                    ---------------------------------------
                                    1999             2000            2001
                                 ----------       ----------     ----------
Federal:
  Current...................     $      --        $      --       $    --
  Deferred..................            --               --            --

State:
  Current...................          (438)            (235)          (262)
  Deferred..................            --               --             --
                                 ----------       ----------    -----------

Total.......................     $    (438)       $    (235)    $     (262)
                                 ==========       ==========    ===========

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's deferred tax balances as of December 31, 2000 and 2001 are as follows:

                                                2000            2001
                                            ------------     ----------

Tax credits................................  $   933          $   927
Net operating losses.......................    6,908            7,907
Capitalized software.......................     (158)              --
Inventory, warranty and other reserves.....    1,540            1,075
Valuation allowance........................   (9,223)          (9,909)
                                            ---------         --------
Total......................................       --               --
                                            ==========        ========

     As of December 31, 2001, the Company has NOL carryovers for Federal income tax purposes of approximately $22,537, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. The Company experienced a change in ownership in 1996 ("1996 Ownership Change") as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited.

     If, subsequent to 1996, a change in the ownership of the Company as defined by Section 382 occurred or may occur, future use of NOLs and income tax credits generated subsequent to the 1996 Ownership Change may be limited.

     As of December 31, 2001, the Company has approximately $4,886 of state NOL carryforwards which will begin to expire in 2005 and state research and development tax credit carryforwards of $342, which will begin to expire in 2004.

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

     The differences between the provision for income taxes and income taxes computed using the statutory Federal income tax rate were as follows:


                                                                                        December 31,
                                                                           ------------------------------------
                                                                              1999          2000         2001
                                                                         -------------   -----------   ---------
Computed tax expense (benefit)......................................      $    509        $ (4,451)     $ (915)
Increase (decrease) in valuation allowance (use of NOL).............          (682)          4,986         686
Sale of state NOL and R&D credit/other..............................          (265)           (770)        (33)
                                                                         ------------    ----------   -----------
Actual tax expense (benefit)........................................      $   (438)       $   (235)     $ (262)
                                                                         ============    ==========   ===========

     During the fourth quarter of 1999, the Company sold approximately $7,100 of state NOL carryovers and $149 of R&D tax credit carryovers to an unrelated third party for approximately $438.

     During the fourth quarter of 2000, the Company sold approximately $5,189 of state NOL carryovers and $40 of research and development tax credit carryovers to an unrelated third party for approximately $235. During the fourth quarter of 2001, the Company sold approximately $8,147 of state NOL carryovers to an unrelated third party for approximately $262.

Note 12-- Computation of Basic and Diluted Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                                                               1999             2000             2001
                                                          --------------   -------------    -------------
Numerator:

Net income (loss)                                           $  1,952         $ (12,855)       $  (2,430)
Preferred stock dividend                                          --                --            4,625
                                                          --------------   --------------   --------------
Net income (loss) applicable to common shareholders         $  1,952         $ (12,855)       $ ( 7,055)
                                                          ==============   ==============   ==============

Denominator:

Denominator for basic earnings per share-
weighted-average shares                                        1,849             1,915            1,982
                                                          --------------    -------------   --------------


Effect of dilutive securities:

Employee stock options                                           121                --               --
Warrants                                                          26                --               --
Convertible preferred stock                                       --                --               --
                                                          --------------    -------------   --------------
                                                                 147                --               --
                                                          --------------    -------------   --------------

Dilutive potential common shares
Denominator for diluted earnings per share -
Adjusted weighted-average shares and
assumed conversion                                               1,996            1,915           1,982
                                                          ==============    =============   ==============
Basic earnings (loss) per share                             $     1.06       $    (6.71)       $  (3.56)
                                                          ==============    =============   ==============
Diluted earnings (loss) per share                           $     0.98       $    (6.71)       $  (3.56)
                                                          ==============    =============   ==============

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

     In October 2000, one of the integrators to which we sell our products, KKP Corp., and its president pled guilty to Federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. We are referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to us for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused us "to pay a kickback of five hundred dollars for each unit sold to the Air Force, with the proceeds going to the benefit of the co-conspirators." We are not identified as a co-conspirator in the Information. We believe that we had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that we have not violated any Federal laws in connection with our sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

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

     In December 2000, the United States Attorney's Office in Boston, Massachusetts advised us through our attorneys that the United States government has no present intentions of filing charges against us or any of our employees. We continue to believe that we have not violated any Federal laws in connection with our sale of computer products which were ultimately received by the United States Air Force.

     The Company is primarily self-insured for its employees health plan which covers medical, hospital and dental claims. We accrue for claims filed and estimates of claims incurred but not reported. We have purchased aggregate and specific stop-loss coverage in order to limit our exposure to any significant level health claims beyond certain amounts.

     In September 1999, we entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began assembling the Synchronix 2000 in January 2000. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party.

     On June 22, 2001, SEI notified Hitachi of the Company's intent to terminate the Master Sale Agreement as of September 22, 2001 in accordance with the requirements of such agreement. We will assemble the Synchronix product previously assembled by Hitachi internally in the Company's New Jersey facility. Hitachi was refusing to deliver certain goods which SEI had paid for in full. On October 10, 2001, the Company filed suit against Hitachi in Federal District Court in New Jersey seeking specific performance on the delivery of such goods. In December 2001, both parties agreed to resolve this matter in binding arbitration. The date of arbitration has not yet been established. As part of this arbitration agreement, Hitachi agreed to deliver to us the goods which we had paid for in full. The Company agreed to post a letter of credit in the amount of $162, representing Hitachi's claim against the Company associated with the purchase of excess component parts used to assemble SEI's product. Such letter of credit was posted in the first quarter of 2002. The Company denies having ordered such component parts.

     There are no other individual material litigation matters pending to which the Company is party or to which any of its property is subject.

     The Company is primarily self-insured for its employee health plan, which covers medical, hospital and dental claims. The Company accrues for claims filed and estimates of claims incurred but not reported. The Company has purchased additional stop-loss coverage in order to limit its exposure to any significant levels of health claims.

Note 14 -- Subsequent Events

     On March 1, 2002, the Company received notification from Nasdaq that the Company's common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). The Company was provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. In the event that the Company does not regain compliance, the Nasdaq staff will determine whether the Company meets the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). If it meets the initial listing criteria, the Naasdaq staff will notify the Company that it has been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, the staff will provide written notification that the Company's securities will be subject to delisting from the Nasdaq SmallCap Market and would trade on the OTC Bulletin Board. A delisting from the Nasdaq SmallCap Market may have a material adverse effect on the Company's stock price and our ability to raise capital through the issuance of additional equity. A delisting could severely limit the market liquidity of the Company's common stock and the ability of the Company's shareholders to sell the common stock in the secondary market.

Note 15 -- Quarterly Financial Information


                                                       Quarterly Financial Information
                                                                 (unaudited)
                                                                    2000

                                                    Q1              Q2                Q3            Q4

Net Sales                                       $4,607          $4,033           $4,429         $ 1,953

Gross profit (deficit)                           1,870           1,120            1,146          (4,382)*

Net loss                                        (1,234)         (2,128)          (1,833)         (7,660)

Net loss per share-basic                         (0.65)          (1.11)           (0.96)          (3.99)

Net loss per share-dilutive                    $ (0.65)         $(1.11)          $(0.96)        $ (3.99)


                                                                    2001

                                                    Q1              Q2                Q3             Q4

Net sales                                       $4,207          $2,576           $1,169         $ 2,070

Gross profit                                     1,793           1,023              196             842

Net income (loss)                                   42            (703)          (1,372)           (397)

Net loss applicable to common
shareholders                                    (2,450)         (2,492)          (1,588)           (525)

Net loss per share-basic**                       (1.27)          (1.29)           (0.82)          (0.25)

Net loss per share-dilutive**                  $ (1.27)         $(1.29)          $(0.82)        $ (0.25)



* Includes write-down of capitalized software costs of $1,738 and $0.15 on a per share basis.
** Earnings per share amounts for both basic and dilutive for each quarter are required to be computed independently. As a result, their sum does not equal the total year earnings per share amount.


                               STORAGE ENGINE, Inc. and Subsidiaries
                          Schedule II - Valuation and Qualifying Accounts

                                           (in thousands)

Column A                                 Column B          Column C              Column D    Column E

                                                           Additions
                                                    -------------------------
                                                                    Charged to                Balance
                                         Balance at   Charged to     Other                      at
        DESCRIPTION                      Beginning    Costs and     Accounts-    Deductions-  End of
                                         of Period    Expenses      Describe     Describe     Period
                                          ------      ------        --------     ---------    ------

YEAR ENDED December 31, 2001:

Allowance for Doubtful
Accounts & Returns/Credits ...........    $  310      $   --        $     --     $  290(A)    $   20
                                          ------      ------        --------     ---------    ------
Tax valuation allowance...............    $9,223      $   --        $ 686(D)     $     --     $9,909
                                          ------      ------        --------     ---------    ------
Inventory valuation allowance.........    $2,467      $  338        $     --     $  882(B)    $1,923
                                          ------      ------        --------     ---------    ------
Warranty reserve......................    $  577      $    1        $     --     $  191(A)    $  387
                                          ------      ------        --------     ---------    ------
YEAR ENDED December 31, 2000:

Allowance for Doubtful
Accounts & Returns/Credits ...........    $   --      $  310        $     --     $     --     $  310
                                          ------      ------        --------     ---------    ------
Tax valuation allowance...............    $4,237      $   --        $4,986(D)    $     --     $9,223
                                          ------      ------        --------     ---------    ------
Inventory valuation allowance.........    $  974      $2,523        $     --     $1,030(B)    $2,467
                                          ------      ------        --------     ---------    ------
Warranty reserve......................    $  746      $   38        $     --     $  207       $  577
                                          ------      ------        --------     ---------    ------
YEAR ENDED December 31, 1999:

Allowance for Doubtful
Accounts & Returns/Credits ...........    $  334      $   --        $     --     $  334(A)    $   --
                                          ------      ------        --------     ---------    ------
Tax valuation allowance...............    $5,114      $   --        $     --     $  877(C)    $4,237
                                          ------      ------        --------     ---------    ------
Inventory valuation allowance.........    $  785      $  840        $     --     $  651(B)    $  974
                                          ------      ------        --------     ---------    ------
Warranty reserve......................    $  523      $  436        $     --     $  213       $  746
                                          ------      ------        --------     ---------    ------


(A)  Amounts written off during the year.
(B)  Amounts written off during the year or obsolete inventory sold.
(C)  Primarily due to utilization of net operating loss.
(D)  Primarily due to increase in net operating loss.