Form 10-Q
period 2002-03-31
STORAGE ENGINE INC
filed 2002-05-15
CIK 900619

CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

          ---------------------------------------------------------------
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                                       OR
|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________  to  ___________________

                         Commission file number 0-21600
                              STORAGE ENGINE, INC.
                              -------------------
             (Exact Name of Registrant as Specified in Its Charter)


          New Jersey                                  22-2288911
-------------------------------------      ----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Sheila Drive, Tinton Falls, New Jersey                            07724
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

         Yes:          X                    No:
                    ---------                          ---------


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 2002:

                 Class                               Number of Shares
                 -----                               ----------------
     Common Stock, $0.01 par value                      2,523,425

                              STORAGE ENGINE, INC.

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION.............................................  1
-----------------------------

 Item 1.      Financial Statements........................................  1

     Consolidated Balance Sheets as of December 31, 2001
     and March 31, 2002 (unaudited).......................................  2

     Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2002 (unaudited)..................  3

     Consolidated Statements of Cash Flows for the
     three months ended March 31, 2001 and March 31, 2002 (unaudited).....  4

     Notes to Consolidated Financial Statements (unaudited)...............  5

 Item 2.      Management's Discussion and Analysis
              of Financial Condition and Results of Operations............  9

     Overview.............................................................  9

     Results of Operations................................................ 10

     Liquidity and Capital Resources...................................... 12

PART II. OTHER INFORMATION................................................ 15
--------------------------

 Item 1.      Legal Proceedings .......................................... 15
 Item 2.      Changes in Securities and Use of Proceeds................... 15
 Item 6.      Exhibits and Reports on Form 8-K............................ 15

SIGNATURES...............................................................  16
----------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    December 31,          March 31,
                                                                                        2001                 2002
                                                                                   ---------------       --------------
                                                                                                          (unaudited)
Assets
Current Assets:
   Cash and cash equivalents....................................................     $  3,146              $  2,253
   Accounts receivable, less allowance for doubtful accounts of $20 at December
    31, 2001 and March 31, 2002.................................................          961                 1,068
   Inventories..................................................................        2,896                 2,559
   Prepaid expenses and other receivables.......................................          111                   138
                                                                                     ---------             ---------
                                                                                        7,114                 6,018

Property, plant and equipment (net).............................................          922                   809
Other assets....................................................................           41                    41
                                                                                     ---------             ---------
          Total Assets..........................................................     $  8,077              $  6,868
                                                                                     =========             =========

Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.................................................................     $     66              $     50
   Current portion of capital lease obligations.................................           58                    44
   Accounts payable.............................................................          245                   288
   Accrued expenses and other...................................................          683                   551
   Warranty.....................................................................          387                   312
   Customer deposits, advances and other credits................................          142                   113
                                                                                     ---------             ---------
                                                                                        1,581                 1,358

Capital lease obligations, net of current portions..............................           30                    23
                                                                                     ---------             ---------
                                                                                        1,611                 1,381
                                                                                     ---------             ---------

6% Cumulative convertible redeemable preferred stock, Series A, $0.01 par value per share, issued and outstanding 1,919,492 (including
   96,367 issuable) and 1,893,373 at December 31, 2001 and March 31,
   2002, respectively...........................................................        3,839                 3,787
                                                                                     ---------             ---------

Shareholders' Equity:
   Common stock, $0.01 par value per share, authorized, 8,333,333 shares; issued and outstanding, 2,488,637 shares at December 31,
    2001 and 2,523,425 at March 31, 2002........................................           25                    25
   Capital in excess of par value ..............................................       31,287                31,339
   Accumulated deficit..........................................................      (28,685)              (29,664)
                                                                                     ---------             ---------
   Total shareholder's equity...................................................        2,627                 1,700
                                                                                     ---------             ---------
       Total Liabilities and Shareholders' Equity...............................     $  8,077               $ 6,868
                                                                                     =========             =========

                 See notes to consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                ----------------------------------------
                                                                                       2001                   2002
                                                                                -------------------     ----------------

Net sales....................................................................      $  4,207                 $  1,157

Cost of sales................................................................         2,414                      726
                                                                                   ---------                ---------

  Gross profit...............................................................         1,793                      431
                                                                                   ---------                ---------

Operating expenses:
  Selling, general & administrative..........................................         1,509                    1,203
  Research & development.....................................................           534                      211
                                                                                   ---------                ---------
                                                                                      2,043                    1,414
                                                                                   ---------                ---------

Operating loss ..............................................................          (250)                    (983)

Gain on sale of SANStar......................................................           284                      - -

Net interest income..........................................................             8                        4
                                                                                   ---------                ---------

Net income (loss) ...........................................................            42                     (979)

Preferred stock dividends (including beneficial conversion feature of
 $2,481 in 2001).............................................................         2,492                       55
                                                                                   ---------                ---------

Net loss applicable to common shareholders...................................      $ (2,450)                $ (1,034)
                                                                                   =========                =========

Loss per common share:

Net loss per common share - basic and diluted ..............................       $  (1.27)                $  (0.41)
                                                                                   =========                =========


Weighted average number of common shares outstanding basic and
  diluted ................................................................            1,927                    2,512
                                                                                   =========                =========

                 See notes to consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                    Three Months Ended March 31,
                                                                                ------------------------------------
                                                                                      2001              2002
                                                                                ----------------  ----------------
Cash flows from operating activities
   Net income (loss).......................................................        $    42            $  (979)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization.........................................            428                158
     Net gain on sale of SANStar ..........................................           (284)               - -
     Increase in accounts receivable.......................................         (1,844)              (107)
     Decrease in inventories...............................................            318                337
     Decrease (increase) in prepaid expenses, other receivables
           and other assets................................................             68                (27)
     Decrease in accounts payable, accrued expenses and other
      liabilities..........................................................         (1,150)              (164)
     Decrease in unearned revenue..........................................            (19)               (29)
                                                                                   ---------          ---------
Net cash used in operating activities......................................         (2,441)              (811)
                                                                                   ---------          ---------

Cash flows from investing activities:
   Additions to property, plant and equipment..............................            (91)               (45)
   Gross proceeds from the sale of SANStar.................................            580                - -
                                                                                   ---------          ---------
Net cash provided by (used in) investing activities........................            489                (45)
                                                                                   ---------          ---------
Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................          2,780                999
   Repayments under revolving credit agreement.............................         (2,912)            (1,015)
   Decrease in payable to Finova Capital...................................           (115)               - -
   Repayments of long term debt, capital
     lease obligations.....................................................            (38)               (21)
   Net proceeds from sale of Series A preferred stock......................          2,754                - -
                                                                                   ---------          ---------
Net cash provided by (used in) financing activities........................          2,469                (37)
                                                                                   ---------          ---------
Net increase (decrease) in cash and cash equivalents.......................            517               (893)
Cash and cash equivalents at beginning of period...........................          2,221              3,146
                                                                                   ---------          ---------
Cash and cash equivalents at end of period.................................        $ 2,738            $ 2,253
                                                                                   =========          =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..............................................................        $    13            $     6
                                                                                   =========          =========

                 See notes to consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 2001 and March 31, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)

Note 1 - Basis of Presentation

     The accompanying consolidated financial statements for March 31, 2001 and March 31, 2002 and for the three month periods then ended, is unaudited, but, in the opinion of the management of Storage Engine, Inc. ("SEI" or the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2002, the results of its operations and its cash flows for the three month periods ended March 31, 2001 and March 31, 2002. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Results for the interim period ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

Note 2 - Summary of Significant Accounting Policies

     (a)  Business

     The Company designs, manufactures, sells and supports fault tolerant enterprise storage solutions that protect and ensure access to an organization's critical data. The Company's products include high performance, fault tolerant storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as Microsoft, UNIX and Linux operating systems along with the Company's Raven family of workstation solutions and interactive imaging solutions.

     (b)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                               December 31,       March 31,
                                                  2001               2002
                                               -----------      ------------
                                                                 (unaudited)

Purchased parts.............................   $ 1,380             $ 1,444
Finished goods..............................     3,439               3,038
                                              ---------           ---------
                                                 4,819               4,482
  Less: inventory valuation reserve.........     1,923               1,923
                                              ---------           ---------
                                               $ 2,896             $ 2,559
                                              =========           =========

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 2001 and March 31, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)

     (c)  Revenue Recognition

     In general, revenue is recognized upon shipment or installation of the product or system or as services are provided. Revenues related to maintenance contracts are recognized over the respective terms of the maintenance contracts. Revenue for certain major product enhancements and major new product offerings, for which the Company believes that significant product development risks may exist which can realistically only be addressed during live beta testing at end-user sites, is not recognized until successful completion of such end-user beta testing.

     (d)  Per Share Information

     Basic per share data is computed by dividing net income or loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding. For the three month periods ended March 31, 2001 and March 31, 2002, diluted earnings per share does not include the effects of options, warrants and convertible preferred stock aggregating 3,384,942 shares and 4,098,685 shares, respectively, as they are anti-dilutive.

Note 3 - Legal Proceedings

     The Company is from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management of the Company, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position.

Note 4 - Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. During 2001, the Company designated 2,231,250 shares of its Preferred Stock as 6% Cumulative Convertible Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), of which 1,893,373 were outstanding at March 31, 2002. On April 26, 2002, the Board of Directors declared a dividend covering the period of December 15, 2001 through March 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,561 shares of Series A Preferred Stock. In addition, approximately $9 in dividends were in arrears as of March 31, 2002. During the quarter ended March 31, 2002, $52 of Series A, or 26,119 shares were converted into 34,788 shares of the Company's common stock.

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

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 2001 and March 31, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)

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

Note 5 - Transaction With a Significant Customer

     Sales to the U.S. Air Force through Federal integrators were $2,764 and $105 and accounted for approximately 65.7% and 9.1% of net sales in the three months ended March 31, 2001 and 2002, respectively.

Note 6 - Factoring Facility

     The Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility has been extended for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 2000, and from year to year thereafter until terminated. On January 1, 2001, GMAC Commercial Credit LLC ("GMAC") purchased substantially all of the factoring assets of Bank of America Commercial Corporation. The obligations of the Company under such facility are collateralized by substantially all of the assets of the Company. The Company's facility with GMAC restricts the Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow the Company to pay dividends with

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Information for March 31, 2001 and March 31, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)

respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. The Company has certain covenants with GMAC, all of which are in compliance as of March 31, 2002. As of March 31, 2002, the Company had an outstanding balance of $50 under this full recourse factoring facility.

Note 7 - Subsequent Events

     On March 1, 2002, the Company received notification from Nasdaq that the Company's common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). The Company was provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for its common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. On April 17, 2002, the Company was notified by Nasdaq that it has regained compliance with Marketplace Rule 4310(c)(4).

     On April 26, 2002, the Board of Directors declared a dividend covering the period of December 15, 2001 through March 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,561 shares of Series A Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

OVERVIEW

     Storage Engine, Inc. is a provider of innovative, high-availability and fault-tolerant solutions for the enterprise-storage marketplace. We design, develop, manufacture, sell and support a complete line of integrated products, software and services that enable us to meet a wide range of customer applications for Open Systems-based networks such as Microsoft, Unix and Linux Operating Systems. Our customizable storage solutions address the three storage markets: Direct Attached Storage (DAS), Network Attached Storage (NAS) and Storage Area Networks (SAN), in which the storage devices are used in a dedicated network. These connectivity options provide our customers the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, customers can migrate their existing storage investments to different connectivity options to meet their changing needs.

     Our sales and marketing objectives are to further establish and solidify our position in the rapidly growing open systems storage market. Our strategic focus targets commercial customers with growing storage requirements. Our technical resources assist our sales team in designing and implementing specific data storage solutions required by our customers. During 2001, we began implementing storage solutions for document imaging needs, which has led us to pursue a vertical market for our products in this area. We now provide a complete enterprise document imaging and management solution that can quickly and precisely archive, retrieve and distribute business critical files, images and information on a dedicated private network or through web enabled access. We offer various services with these document imaging and management solutions enabling us to provide a complete, end-to-end solution which allows us, in a short period of time and in a cost-effective way, to convert paper or microfilm documents to an electronic format which can be viewed via a web-based browser. Although the document imaging market is now a major focus of our sales and marketing efforts, sales to document imaging customers did not exceed 10% of sales in either 2001 or the first quarter of 2002.

     Sales to the U.S. Air Force accounted for approximately 47.2% of net sales in the year ended December 31, 2001. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuation in sales to the U. S. Air Force is the result of several factors over which we have no control, including funding appropriations, software needs and deployment schedules.

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: our liquidity and capital resources, estimates made by management with respect to our critical accounting policies, component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage or network marketplace, competition between us and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology and changes in customer buying patterns.

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates. For a more detailed explanation of judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Three Months Ended March 31, 2001 and 2002
     ------------------------------------------

     Net Sales

     Net sales decreased by approximately $3,050, or 72.5%, in the three months ended March 31, 2002 as compared to net sales in the three months ended March 31, 2001. The decrease in net sales in the 2002 period resulted primarily from decreased sales to the U.S. Air Force through Federal integrators, and a decrease in sales to our commercial customers. Sales of our fault tolerant enterprise storage solutions accounted for 86.8% and 66.3% of net sales in the quarters ended March 31, 2001 and 2002, respectively. Service revenues accounted for 5.7% and 20.4% of net sales in the quarters ended March 31, 2001 and 2002, respectively. Other revenues accounted for 7.5% and 13.3% of net sales in the quarters ended March 31, 2001 and 2002, respectively.

     Sales to our commercial customers decreased by approximately $434, or 30.8%, in the three months ended March 31, 2002 as compared to net sales in the three months ended March 31, 2001. Such sales accounted for approximately 33.5% and 84.4% of total net sales in the quarters ended March 31, 2001 and 2002, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $2,658, or 96.2%, in the three months ended March 31, 2002 as compared to net sales in the three months ended March 31, 2001. Such sales accounted for approximately 65.7% and 9.1% of net sales in the quarters ended March 31, 2001 and 2002, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to alternate channel partners increased by approximately $42, or 127%, in the three months ended March 31, 2002 as compared to net sales in the three months ended March 31, 2001. Such sales accounted for less than 1% and approximately 6.5% of net sales in the quarters ended March 31, 2001 and 2002, respectively.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses. Our gross profit decreased by approximately $1,362, in the three months ended March 31, 2002 to approximately $431 from $1,793 in the three months ended March 31, 2001. Such decrease in gross profit is due primarily to the decrease in sales level of $3,050. In the three months ended March 31, 2002, the gross margin percentage was 37.3% as compared to 42.6% in the same period in 2001.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses decreased in the three months ended March 31, 2002 by approximately $306, or 20.3%, from $1,509 in the corresponding 2001 period. On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. As a result, we took a charge for severance pay of approximately $100, of which $21 remains unpaid at March 31, 2002. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of operating expenses, accounting for 70% and 67% of such expenses for the three months ended March 31, 2001 and March 31, 2002, respectively.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses decreased in the three months ended March 31, 2002 by $323, or 60.5%, from $534 in the corresponding 2001 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the first quarter of 2002 represented approximately 18.2% of our net sales.

     Research and development products for which we expect to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized products and solutions for the imaging vertical market.

     Net Interest Income

     Net interest income was $8 and $4 for the three months ended March 31, 2001, and March 31, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and through private sales of equity securities. On March 31, 2002, our cash balance was approximately $2,253.

     Net cash used in operating activities was $2,441 and $811 for three months ended March 31, 2001 and March 31, 2002, respectively. Such use of cash in 2002 resulted primarily from the net loss, coupled with the increase in accounts receivable, and decrease in accounts payable, accrued expenses, and other liabilities, which was partially off-set by a reduction in inventories, and depreciation and amortization.

     We used cash of $91 and $45 for the acquisition of equipment by direct purchase during the three months ended March 31, 2001 and March 31, 2002, respectively. Total capital expenditures for 2002 are expected to be approximately $250, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development, imaging vertical markets, and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by financing activities was $2,469 for the three months ended March 31, 2001 and net cash used in financing activities was $37 for the three months ended March 31, 2002. Such source of cash in 2001 resulted primarily from the net proceeds from the issuance of Series A Preferred Stock, offset by net payments made to financial institutions for working capital borrowings.

     Our working capital was $5,533 and $4,660 at December 31, 2001 and March 31, 2002, respectively.

     We entered into a full recourse factoring facility with Bank of America ("BOA"), which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 2000, and from year to year thereafter until terminated. On January 1, 2001, GMAC Commercial Credit LLC ("GMAC") purchased substantially all of the factoring assets of Bank of America Commercial
Corporation. Our obligations under such agreement are collateralized by substantially all of our assets. Our agreement with GMAC restricts our ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow us to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. We have certain covenants with GMAC, all of which are in compliance as of March 31, 2002. As of March 31, 2002, we had a balance outstanding of $50 under this full recourse factoring facility.

     As of December 31, 2001, we have NOL carryovers for Federal income tax purposes of approximately $22,537, which will begin to expire in 2009. We also have research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. We experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited. If, subsequent to 1996, a change of the ownership of the Company as defined by Section 382 occurred or may occur, future use of NOLs and income tax credits generated subsequent to the 1996 ownership change may be limited.

     As of December 31, 2001, we have approximately $4,886 of state NOL carryforwards which will begin to expire in 2005 and state research and development tax credit carryforwards of $342.

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

     On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. As a result, we took a charge for severance pay of approximately $100, of which $21 remains unpaid at March 31, 2002. We believe that our restructured workforce will help reduce operating expenses in 2002.

     As of March 31, 2002, there were 1,893,373 sharers of Series A Preferred Stock outstanding. As of March 31, 2002, the holders of the outstanding Series A Preferred Stock represented approximately 60% of the Common Stock of the Company on an as converted to Common Stock basis. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     On March 1, 2002, we received notification from Nasdaq that our common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). We were provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. On April 17, 2002, we were notified by Nasdaq that we have regained compliance with Marketplace Rule 4310(c)(4).

     Our operating results are affected by seasonal factors, particularly the spending fluctuations of our largest customers, including the U.S. Air Force through Federal integrators.

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

     Subject to the risks discussed in this Quarterly Report on Form 10-Q, we believe that our existing available cash, credit facilities, and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in the next 12 months. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current shareholders. If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our research and product development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these matters will not have a materially adverse effect on our financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 1, 2002, we received notification from Nasdaq that our common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). We were provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. On April 17, 2002, we were notified by Nasdaq that we have regained compliance with Marketplace Rule 4310(c)(4).

     On April 26, 2002, the Board of Directors declared a dividend covering the period of December 15, 2001 through March 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,561 shares of Series A Preferred Stock. In addition, approximately $9 in dividends were in arrears as of March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Storage Engine, Inc.




Date:  May 15, 2002                By: /s/ Gregg M. Azcuy
                                      --------------------------------
                                      Gregg M. Azcuy, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  May 15, 2002                By: /s/ Louis J. Altieri
                                      --------------------------------
                                      Louis J. Altieri, Vice President,
                                      Finance and Administration
                                      (Principal Financial and
                                      Accounting Officer)