Form 10-Q
period 2002-06-30
STORAGE ENGINE INC
filed 2002-08-14
CIK 900619

CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
-------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to __________________

                         Commission file number 0-21600
                              STORAGE ENGINE, INC.
           -----------------------------------------------------------
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

                  Yes:  X                           No:
                       -----                            -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 2002.

              Class                                    Number of Shares
              -----                                    ----------------
     Common Stock, $0.01 par value                         2,581,377

                              STORAGE ENGINE, INC.

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION                                                 1
-----------------------------

     Item 1.      Financial Statements........................................1

         Consolidated Balance Sheets as of December  31, 2001
         and June 30, 2002 (unaudited)........................................2

         Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2001 and June 30, 2002 and for
         the six months ended June 30, 2001 and June 30, 2002.................3

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 2001 and June 30, 2002.....................4

         Notes to Consolidated Financial Statements (unaudited)...............5

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...........10

         Overview............................................................10

         Results of Operations...............................................11

         Liquidity and Capital Resources.....................................15

PART II. OTHER INFORMATION...................................................18
--------------------------

     Item 1.      Legal Proceedings..........................................18
     Item 2.      Changes in Securities and Use of Proceeds..................18
     Item 4.      Submission of Matters to a Vote of Security Holders........19
     Item 6.      Exhibits and Reports on Form 8-K...........................20

SIGNATURES...................................................................21
----------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except Per Share Amount)
                                                                            December 31,        June 30,
                                                                                2001              2002
                                                                            ------------      ------------
                                                                                               (unaudited)
Assets
Current Assets:
   Cash and cash equivalents............................................     $  3,146           $  1,905
   Accounts receivable, less allowance for doubtful accounts of
    $20 and $144 at December 31, 2001 and June 30, 2002,
    respectively........................................................          961              1,269
   Inventories..........................................................        2,896              2,732
   Prepaid expenses and other receivables...............................          111                174
                                                                            ----------          --------
                                                                                7,114              6,080

Property, plant and equipment (net).....................................          922                671
Other assets............................................................           41                 41
                                                                            ----------          --------
          Total Assets..................................................     $  8,077           $  6,792
                                                                            ==========          ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.........................................................     $     66           $    261
   Current portion of capital lease obligations.........................           58                 29
   Accounts payable.....................................................          245                594
   Accrued expenses and other...........................................          683                844
   Warranty.............................................................          387                197
   Customer deposits, advances and other credits........................          142                134
                                                                            ----------          --------
                                                                                1,581              2,059
Capital lease obligations, net of current portions......................           30                 23
                                                                            ----------          --------
                                                                                1,611              2,082

6% cumulative convertible redeemable preferred stock Series
A, $0.01 par value per share, issued and outstanding, 1,823,125 shares and 1,878,262 shares at December 31, 2001 and June 30,
2002, respectively, and 96,367 issuable at December 31, 2001...........         3,839              3,756
                                                                            ----------          --------

   Shareholders' Equity:
   Common stock, $0.01 par value per share, authorized,
   8,333,333 shares; issued and outstanding, 2,488,637 shares and 2,581,377 shares at December 31, 2001 and June 30,
   2002, respectively...................................................           25                26
   Capital in excess of par value.......................................       31,287            31,429
   Accumulated deficit..................................................      (28,685)          (30,501)
                                                                            ----------          --------
    Total shareholders' equity..........................................        2,627               954
                                                                            ----------          --------
       Total Liabilities and Shareholders' Equity.......................     $  8,077           $ 6,792
                                                                            ==========          ========

                 See notes to consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                             For the Three Months                     For the Six Months
                                                 Ended June 30,                          Ended June 30,
                                                 --------------                          --------------
                                           2001                2002               2001                 2002
                                           ----                ----               ----                 ----


Product sales.......................... $  2,301              $1,165            $ 6,270              $ 2,086

Service sales..........................      275                 254                513                  490
                                         -------              ------            -------               ------
Net sales..............................    2,576               1,419              6,783                2,576
                                         -------              ------            -------               ------
Cost of sales:
  Product..............................    1,428                 764              3,720                1,400
  Service..............................      125                 123                247                  213
                                         -------              ------            -------               ------
Total cost of sales....................    1,553                 887              3,967                1,613
                                         -------              ------            -------               ------
  Gross profit.........................    1,023                 532              2,816                  963
                                         -------              ------            -------               ------
Operating expenses:
  Selling, general & administrative....    1,444               1,159              2,953                2,362
  Research & development...............      305                 170                839                  381
                                         -------              ------            -------               ------
                                           1,749               1,329              3,792                2,743
                                         -------              ------            -------               ------

Operating loss.........................     (726)               (797)              (976)              (1,780)
  Net gain on sale of SANStar..........      - -                 - -                284                  - -
  Net interest, income (expense).......       23                  (5)                31                   (1)
                                         -------              ------            -------               ------

Loss before income tax benefit.........     (703)               (802)              (661)              (1,781)
  Income tax benefit...................      - -                  23                - -                   23
                                         -------              ------            -------               ------

Net loss...............................     (703)               (779)              (661)              (1,758)
Preferred stock dividends (including
 beneficial conversion feature of $1,728
 and $4,209 for the three months and six
 months ended June 30, 2001)...........    1,789                  57              4,281                  112
                                         -------              ------            -------               ------

Net loss applicable to common shares... $ (2,492)            $  (836)          $ (4,942)            $ (1,870)
                                        ========          ==========          =========            =========

Loss per common share:

Net loss per common share -
  basic and diluted.................... $  (1.29)           $  (0.33)          $  (2.56)            $  (0.74)
                                        ========          ==========          =========            =========


Weighted average number of common
  shares outstanding  basic and
  diluted...............................   1,927               2,559              1,927               2,536
                                        ========           =========          =========            =========


                 See notes to consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Six Months Ended June 30,
                                                                             -----------------------------------------
                                                                                   2001                     2002
                                                                             --------------------  -------------------
Cash flows from operating activities:
   Net loss................................................................     $   (661)              $  (1,758)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization.........................................          623                     308
     Net gain on sale of SANStar...........................................         (284)                    - -
     Increase in accounts receivable.......................................       (1,228)                   (308)
     Decrease in inventories...............................................          927                     164
     Decrease (increase) in prepaid expenses and other receivables
          and other assets.................................................           29                     (63)
     (Decrease) increase in accounts payable, accrued expenses, and other
          liabilities......................................................       (2,230)                    320
     Decrease in unearned revenue..........................................          (22)                     (8)
                                                                                --------                 -------
Net cash used in operating activities......................................       (2,846)                 (1,345)
                                                                                --------                 -------

Cash flows from investing activities:
   Additions to property, plant and equipment..............................          (78)                    (57)
   Gross proceeds from the sale of SANStar.................................          580                     - -
                                                                                --------                 -------
Net cash provided by (used in) investing activities........................          502                     (57)
                                                                                --------                 -------

Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................        3,699                   2,364
   Repayments under revolving credit agreement.............................       (3,860)                 (2,169)
   Repayment to Finova Capital.............................................         (115)                    - -
   Repayment of long term debt, capital lease obligations..................          (68)                    (36)
   Net proceeds from exercise of employee stock options and issuance of
      common stock.........................................................           25                       2
Net proceeds from sale of Series A preferred stock.........................        3,760                     - -
                                                                                --------                 -------
Net cash provided by financing activities..................................        3,441                     161
                                                                                --------                 -------
Net increase (decrease) in cash and cash equivalents.......................        1,097                  (1,241)
Cash and cash equivalents at beginning of period...........................        2,221                   3,146
                                                                                --------                 -------
Cash and cash equivalents at end of period.................................    $   3,318                $  1,905
                                                                                ========                 =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..............................................................    $      26              $        5
                                                                                ========                 =======


                 See notes to consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2001 and June 30, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)


Note 1 - Basis of Presentation

     The accompanying consolidated financial statements at June 30, 2002, and for the three month and six month periods ended June 30, 2001 and 2002, are unaudited, but, in the opinion of the management of Storage Engine, Inc. ("SEI" or the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Results for the interim period ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

Note 2 - Summary of Significant Accounting Policies

     (a) Business

     Storage Engine, Inc. is an innovative supplier of fault-tolerant solutions that store, protect and manage and replicate data in complex networks with greater ease and superior cost savings. The Company's Synchronism(TM) product line, as well as its Synchronix(TM) product line and Raven(TM) systems, are all modular units that can be configured and stacked to meet customers' specific and expanding data storage requirements. SEI also provides document imaging solutions and services. SEI is ISO-9001 certified and sells its products through its direct sales force and a network of qualified systems integrators.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2001 and June 30, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)

     (b) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Inventories consist of the following:

                                                December 31,        June 30,
                                                    2001               2002
                                               ---------------     ------------
                                                                    (unaudited)

Purchased parts...............................  $    1,380           $   258
Finished goods................................       3,439             3,638
                                               ----------------    ------------
                                                $    4,819           $ 3,896
         Less: inventory valuation reserve....       1,923             1,164
                                               ----------------    ------------
                                                $    2,896           $ 2,732
                                               ================    ============

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

     (d) Per Share Information

     Basic per share data is computed by dividing net income or loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding. For the three and six month periods ended June 30, 2001 and June 30, 2002, diluted loss per share does not include the effects of options, warrants and 6% cumulative convertible redeemable preferred stock as they are anti-dilutive. For the six months ended June 30, 2001 and 2002, the weighted average number of common shares would have increased by an aggregate of 3,331,450 shares and 4,074,014 shares, respectively.

Note 3 - Legal Proceedings

     The Company is from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management of the Company, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position.

Note 4 - Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2001 and June 30, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)

designations as the Board may determine. During 2001, the Company designated 2,231,250 shares of its Preferred Stock as 6% Cumulative Convertible Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), of which 1,878,262 shares are outstanding at June 30, 2002. On April 26, 2002, the Board declared a dividend covering the period of December 15, 2001 through March 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,561 shares of Series A Preferred Stock. During the six months ended June 30, 2002, $139 of Series A Preferred Stock, or 69,791 shares were converted into 91,564 shares of the Company's Common Stock.

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of the Company's Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends.

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

                   STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2001 and June 30, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)


Note 5 - Transaction With Significant Customers

     Sales to the Company's commercial customers of $216 decreased by approximately $1,621, or 88.2%, in the three months ended June 30, 2002 as compared to net sales in the three months ended June 30, 2001. Such sales accounted for approximately 71.3% and 15.2% of net sales for the three-month period ended June 30, 2001 and June 30, 2002, respectively. One customer accounted for 44.0% of total net sales in the three months ended June 30, 2001.

     Sales to the Company's commercial customers of $1,230 decreased by approximately $2,017, or 62.1%, in the six months ended June 30, 2002 as compared to total net sales in the six months ended June 30, 2001. Such sales accounted for approximately 47.9% and 47.7% of total net sales in the six months ended June 30, 2001 and June 30, 2002, respectively. One customer accounted for 20.9% and 12.4% of total net sales in the six months ended June 30, 2001 and June 30, 2002, respectively.

     Prior to the three months ended June 30, 2002, the Company's SEISYS Group had no sales. Sales relating to the Company's SEISYS Group products and services were $421 in the three months ended June 30, 2002. One customer accounted for all of such revenue for the three and six months ended June 30, 2002. Such revenue represented 29.7% and 16.3% of the total net sales in the quarter and six months ended June 30, 2002, respectively.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $9, or 1.0%, in the three months ended June 30, 2002 as compared to net sales in the three months ended June 30, 2001. Such sales accounted for approximately 26.5% and 48.7% of total net sales in the quarters ended June 30, 2001 and 2002, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $2,649, or 76.9%, in the six months ended June 30, 2002 as compared to net sales in the six months ended June 30, 2001. Such sales accounted for approximately 50.8% and 30.9% of total net sales in the six months ended June 30, 2001 and June 30, 2002, respectively.

Note 6 - Factoring Facility

     The Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility has been extended for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 2000, and from year to year thereafter until terminated. On January 1, 2001, GMAC Commercial Credit LLC ("GMAC") purchased substantially all of the factoring assets of Bank of America Commercial Corporation. The obligations of the Company under such facility are collateralized by substantially all of the assets of the Company. The Company's facility with GMAC restricts the

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2001 and June 30, 2002 is unaudited)
               (Dollars in Thousands except Per Share Information)

Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow the Company to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. The Company has certain covenants with GMAC, all of which are in compliance as of June 30, 2002. As of June 30, 2002, the Company had an outstanding balance of $261 under this full recourse factoring facility.

Note 7 - Nasdaq Notifications

     On March 1, 2002, the Company received notification from Nasdaq that the Company's Common Stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). The Company was provided with 180 calendar days, or until August 28, 2002, to regain compliance by having the bid price for its Common Stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. On April 17, 2002, the Company was notified by Nasdaq that it had regained compliance with Marketplace Rule 4310(c)(4).

     On May 23, 2002, the Company received notification from Nasdaq that due to the Company's tangible net assets and stockholders' equity, market capitalization, and net losses reported December 31, 2001, 2000 and 1999, the Company did not comply with Marketplace Rule 4310(c)(2)(B). The Nasdaq SmallCap Staff requested specific documentation for their review. The Company complied with the request with the first of several submissions made on June 6, 2002. The Company has requested additional time to remedy the failure to meet Nasdaq tangible net assets and stockholders' equity qualifications.

Note 8 - Subsequent Events

     On July 12, 2002, the Company entered into an agreement with a third party to sell certain patent and intellectual property rights for the sum of one million dollars. The original cost of obtaining such patents and intellectual property were appropriately expensed when incurred. In addition, we were granted a non-exclusive, royalty free, fully-paid, perpetual worldwide license to the use of such patents and intellectual property.

     On July 25, 2002, the Board of Directors declared a dividend covering the period of March 16, 2002 through June 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of 28,416 shares of Series A Preferred Stock. In addition, approximately $10 in dividends remained in arrears as of June 30, 2002.

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

     Our sales and marketing objectives are to further establish and solidify our position in the rapidly growing open systems storage market. Our strategic focus targets commercial customers with growing storage requirements. Our technical resources assist our sales team in designing and implementing specific data storage solutions required by our customers. During 2001, we began implementing storage solutions for document imaging needs, which has led us to pursue a vertical market for our products in this area. Through our Storage Engine Imaging Systems ("SEISYS") Group, we now provide a complete enterprise document imaging and management solution that can quickly and precisely archive, retrieve and distribute business critical files, images and information on a dedicated private network or through web enabled access. We offer various services with these document imaging and management solutions enabling us to provide a complete, end-to-end solution which allows us, in a short period of time and in a cost-effective way, to convert paper or microfilm documents to an electronic format which can be viewed via a web-based browser.

     Sales to the U.S. Air Force accounted for approximately 47.2% of net sales for the year ended December 31, 2001. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: our liquidity and capital resources, component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage or network marketplace, competition between us and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology, changes in customer buying patterns.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

         Three Months Ended June 30, 2001 and 2002
         -----------------------------------------

     NET SALES

     Net sales decreased by approximately $1,157, or 44.9%, in the three months ended June 30, 2002 as compared to net sales in the three months ended June 30, 2001. The decrease in net sales in the 2002 period as compared to the same period in 2001 resulted primarily from lower sales to commercial customers offset in part by new sales in the imaging vertical market. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 89.3% and 82.1% of net sales in the quarters ended June 30, 2001 and June 30, 2002, respectively. Service revenues accounted for 10.7% and 17.9% of net sales in the quarters ended June 30, 2001 and June 30, 2002, respectively.

     Sales to our commercial customers of $216 decreased by approximately $1,621, or 88.2%, in the three months ended June 30, 2002 as compared to net sales in the three months ended June 30, 2001. Such sales accounted for approximately 71.3% and 15.2% of net sales for the three-month period ended June 30, 2001 and June 30, 2002, respectively. One customer accounted for 44.0% of total net sales in the three months ended June 30, 2001.

     Prior to the three months ended June 30, 2002, the Company's SEISYS Group had no sales. Sales relating to our SEISYS Group products and services were $421 in the three months ended June 30, 2002. One customer accounted for all of such revenue for the three months ended June 30, 2002. Such revenue represented 29.7% of the total net sales in the quarter.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $9, or 1.0%, in the three months ended June 30, 2002 as compared to net sales in the three months ended June 30, 2001. Such sales accounted for approximately 26.5% and 48.7% of total net sales in the quarters ended June 30, 2001 and 2002, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to alternate channel partners increased by approximately $33, or 58%, in the three months ended June 30, 2002 as compared to total net sales in the three months ended June 30, 2001. Such sales accounted for approximately 2.2% and 6.3% of net sales in the quarters ended June 30, 2001 and 2002, respectively.

     GROSS PROFIT

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses. Our gross profit decreased by approximately $491, or 48.0%, in the three months ended June 30, 2002 to approximately $532 from $1,023 in the three months ended June 30, 2001. Such decrease in the gross margin percentage is primarily the result of lower net sales. In the three months ended June 30, 2001, the gross margin percentage was 39.7% as compared to 37.5% in the same period in 2002.

     OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses decreased by $285, or 19.7%, to $1,159 in the three months ended June 30, 2002 from $1,444 in the three months ended June 30, 2001. On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 76% and 63% of such expenses for the three months ended June 30, 2001 and June 30, 2002, respectively. SG&A expenses increased as a percentage of net sales representing 56.1% and 81.7% for the three months ended June 30, 2001 and 2002, respectively. Such percentage increase resulted from decreased net sales offset in part by a decrease in SG&A expenses that had occurred during the same period in 2001.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses decreased in the three months ended June 30, 2002 by $135, or 44.3%, to $170 from $305 in the corresponding 2001 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the second quarter of 2002 represented approximately 12.0% of our net sales.

     Research and development products for which we expect to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized products and solutions for the imaging vertical market.

     NET INTEREST INCOME (EXPENSE)

     Net interest income was $23 for the three months ended June 30, 2001. Net interest expense was $5 for the three months ended June 30, 2002. The reduction in interest income was due primarily to lower cash balances coupled with lower return on investments in 2002 compared to the same period in 2001.

     Six Months Ended June 30, 2001 and 2002
     ---------------------------------------

     NET SALES

     Net sales decreased by approximately $4,207, or 62.0%, in the six months ended June 30, 2002 as compared to net sales in the six months ended June 30, 2001. The decrease in net sales in the 2002 period resulted primarily from decreased sales to the U.S. Air Force through Federal integrators, and a decrease in sales to our commercial customers offset in part by new sales in the imaging vertical market. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 92.4% and 81.0% of net sales in the six months ended June 30, 2001 and June 30, 2002, respectively. Service revenues accounted for 7.6% and 19.0% of total net sales in the six months ended June 30, 2001 and June 30, 2002, respectively.

     Sales to our commercial customers of $1,230 decreased by approximately $2,017, or 62.1%, in the six months ended June 30, 2002 as compared to total net sales in the six months ended June 30, 2001. Such sales accounted for approximately 47.9% and 47.7% of total net sales in the six months ended June 30, 2001 and June 30, 2002, respectively. One customer accounted for 20.9% and 12.4% of total net sales in the six months ended June 30, 2001 and June 30, 2002, respectively.

     Prior to the six months ended June 30, 2002, the Company's SEISYS Group had no sales. Sales related to our SEISYS Group products and services were $421 in the six months ended June 30, 2002. One customer accounted for all of such revenue for the six months ended June 30, 2002. Such revenue represented 16.3% of the total net sales for the six months ended June 30, 2002.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $2,649, or 76.9%, in the six months ended June 30, 2002 as compared to net sales in the six months ended June 30, 2001. Such sales accounted for approximately 50.8% and 30.9% of total net sales in the six months ended June 30, 2001 and June 30, 2002, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.
S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to alternate channel partners increased by approximately $39, or 43.3%, in the six months ended June 30, 2002 as compared to total net sales in the six months ended June 30, 2001. Such sales accounted for approximately 1.3% and 5.0% of total net sales in the six months ended June 30, 2001 and 2002, respectively.

     GROSS PROFIT

     Our gross profit decreased by approximately $1,853, or 65.8%, in the six months ended June 30, 2002 to approximately $963 from $2,816 in the six months ended June 30, 2001. Such decrease in gross profit is primarily the result of lower net sales. In the six months ended June 30, 2001, the gross margin percentage was 41.5% as compared to 37.4% in the same period in 2002.

     OPERATING EXPENSES

     SG&A expenses decreased in the six months ended June 30, 2002 by approximately $591, or 20.0%, from $2,953 in the corresponding 2001 period. On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. As a result, we took a charge for severance pay of approximately $100, none of which remains unpaid at June 30, 2002. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 93% and 66% of such expenses for the six months ended June 30, 2001 and June 30, 2002, respectively. SG&A expenses increased as a percentage of net sales representing 43.5% and 91.7% for the six months ended June 30, 2001 and 2002, respectively. Such percentage increase resulted from decreased net sales offset in part by a decrease in SG&A expenses that had occurred over the same period in 2001.

     Research and development expenses decreased in the six months ended June 30, 2002 by $458, or 54.6%, to $381 from $839 in the corresponding 2001 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the six months of 2002 represented approximately 14.8% of our net sales.

     Research and development products for which we expect to devote resources in the near future related to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized products and solutions for the imaging vertical market.

     NET INTEREST INCOME (EXPENSE)

     Net interest income was $31 for the six months ended June 30, 2001. Net interest expense was $1 for the six months ended June 30, 2002. The reduction in interest income was due primarily to lower cash balances coupled with lower return on investments in 2002 compared to the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities. On June 30, 2002, our cash balance was approximately $1,905.

     Net cash used in operating activities was $2,846 and $1,345 for the six months ended June 30, 2001 and June 30, 2002, respectively. Such use of cash in 2002 resulted primarily from the net loss from operations, coupled with an increase in accounts receivable which was partially offset by a reduction in inventories, and depreciation and amortization.

     We used $78 and $57 for the acquisition of equipment by direct purchase during the six months ended June 30, 2001 and June 30, 2002, respectively. Total capital expenditures for 2002 are expected to be approximately $200, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development, imaging vertical market, and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by financing activities was $3,441 and $161 for the six months ended June 30, 2001 and June 30, 2002, respectively. Such source of cash in 2001 resulted primarily from the net proceeds from the issuance of Series A Preferred Stock, offset by net payments made to financial institutions for working capital borrowings.

     Our working capital was $5,533 and $4,021 at December 31, 2001 and June 30, 2002, respectively.

     We entered into a full recourse factoring facility with Bank of America ("BOA"), which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 2000, and from year to year thereafter until terminated. On January 1, 2001, GMAC Commercial Credit LLC ("GMAC") purchased substantially all of the factoring assets of Bank of America Commercial
Corporation. Our obligations under such agreement are collateralized by substantially all of our assets. Our agreement with GMAC restricts our ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow us to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. We have certain covenants with GMAC, all of which are in compliance as of June 30, 2002. As of June 30, 2002, we had a balance outstanding of $261 under this full recourse factoring facility.

     As of December 31, 2001, we have NOL carryovers for Federal income tax purposes of approximately $23,000, which will begin to expire in 2009. We also have research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $53, which can be carried forward indefinitely. We experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited. If, subsequent to 1996, a change of the ownership of the Company as defined by Section 382 occurred or may occur, future use of NOLs and income tax credits generated subsequent to the 1996 ownership change may be limited.

     As of December 31, 2001, we have approximately $4,886 of state NOL carryforwards which will begin to expire in 2006 and state research and development tax credit carryforwards of $342.

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

     On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. As a result, we took a charge for severance pay of approximately $100, none of which remains unpaid at June 30, 2002. We believe that our restructured workforce will help reduce operating expenses in 2002.

     As of June 30, 2002, there were 1,878,262 shares of Series A Preferred Stock outstanding. As of June 30, 2002, the holders of the outstanding Series A Preferred Stock represented approximately 49% of the Common Stock of the Company on an as converted to Common Stock basis. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

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

     On May 23, 2002, the Company received notification from Nasdaq that due to the Company's tangible net assets and stockholders' equity, market capitalization, and net losses reported December 31, 2001, 2000 and 1999, the Company did not comply with Marketplace Rule 4310(c)(2)(B). The Nasdaq SmallCap Staff requested specific documentation for their review. The Company complied with the request with the first of several submissions made on June 6, 2002. The Company has requested additional time to remedy the failure to meet Nasdaq tangible net assets and stockholders' equity qualifications.

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

     On May 23, 2002, we received notification from Nasdaq that due to the Company's tangible net assets and stockholders' equity, market capitalization, and net losses reported December 31, 2001, 2000 and 1999, the Company did not comply with Marketplace Rule 4310(c)(2)(B). The Nasdaq SmallCap Staff requested specific documentation for their review. The Company complied with the request with the first of several submissions made on June 6, 2002. The Company has requested additional time to remedy the failure to meet Nasdaq tangible net assets and stockholders' equity qualifications.

     On July 25, 2002, the Board of Directors declared a dividend covering the period of March 16, 2002 through June 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of 28,416 shares of Series A Preferred Stock. In addition, approximately $10 in dividends were in arrears as of June 30, 2002. During the six months ended June 30, 2002, $139 of Series A Preferred Stock, or 69,791 shares were converted into 91,564 shares of the Company's Common Stock.

     On July 25, 2002, we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company with the State of New Jersey Department of Treasury. Such Certificate of Amendment provided for an increase in the number of authorized shares of the Series A Preferred Stock from 2,356,179 shares to 2,384,595 shares.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on June 20, 2002. The number of shares of Common Stock present and voted at the Meeting reflect the Reverse Split.

     There was represented at the Meeting, either in person or by Proxy, 1,962,548 shares of Common Stock out of a total number of 2,557,405 shares of Common Stock issued and outstanding and entitled to vote at the Meeting; and 625,582 shares of Series A Preferred Stock out of a total number of 1,867,123 shares of Series A Preferred Stock issued and outstanding and entitled to vote at the Meeting. Each share of Common Stock was entitled to one vote and each share of Series A Preferred Stock was entitled to eight votes on any matter presented to the all shareholders. Accordingly, there were an aggregate of 4,984,665 votes entitled to be cast at the Meeting on matters presented to all shareholders, of which an aggregate of 2,775,021 were present in person or represented by proxy. Each share of Series A Preferred Stock was entitled to one vote on any matter presented at the Meeting to Series A Preferred Stockholders voting as a separate class.

     The following is a complete list of the Directors of the Company, each of whom were elected at the meeting:

Michael E. Faherty
Gale R. Aguilar
Gregg M. Azcuy
James K. Dutton
Donald E. Fowler
Frank R. Triolo
Thomas I. Unterberg

     The proposals and results of the vote of the shareholders taken at the Meeting by ballot and proxy were as follows:

     (A) Election of the nominees for the Board of Directors of the Company:

                                          For                    Withheld
                                          ---                    --------

    Michael E. Faherty              2,698,761 Votes            76,260 Votes
    Gale R. Aguilar                 2,698,761 Votes            76,260 Votes
    Gregg M. Azcuy                  2,698,741 Votes            76,280 Votes
    James K. Dutton                 2,698,761 Votes            76,260 Votes
    Donald E. Fowler                2,698,761 Votes            76,260 Votes
    Frank R. Triolo                 2,698,761 Votes            76,260 Votes
    Thomas I. Unterberg             2,698,741 Votes            76,280 Votes

     (B) Proposal to amend the 1995 Employee Stock Purchase Plan (the "Purchase Plan") to increase the maximum aggregate number of shares of the Company's common stock available for issuance under the Purchase Plan from 66,667 to 150,000 shares and to reserve an additional 83,333 shares of common stock of the Company for issuance under the Purchase Plan:

FOR 2,673,396 Votes        AGAINST 64,020 Votes      ABSTAIN 37,605 Votes

     (C) Proposal to ratify the appointment of Eisner LLP as independent auditors of the Company for the year ending December 31, 2002:

FOR  2,734,021 Votes       AGAINST   4,397 Votes     ABSTAIN  36,452 Votes


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               99.1 Statement Pursuant to 18 U.S.C. Section 1350

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STORAGE ENGINE, INC.



Date:  August 14, 2002             By: /s/  Gregg M. Azcuy
                                      ------------------------------------
                                         Gregg M. Azcuy, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  August 14, 2002             By:/s/ Louis J. Altieri
                                     --------------------------------------
                                         Louis J. Altieri, Vice President,
                                         Finance and Administration
                                         (Principal Financial and
                                         Accounting Officer)