Form 10-Q
period 2002-09-30
STORAGE ENGINE INC
filed 2002-11-13
CIK 900619

CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                                       OR
|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from               to
                                -----------      ---------------

                         Commission file number 0-21600
                              STORAGE ENGINE, INC.
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

               Yes:   X                      No:
                    -------                      ------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 2002.

                  Class                               Number of Shares
                  -----                               ----------------
       Common Stock, $0.01 par value                      2,584,312

                              STORAGE ENGINE, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

PART I. FINANCIAL INFORMATION................................................1
-----------------------------

  Item 1.      Financial Statements..........................................1

      Consolidated Balance Sheets as of December  31, 2001
      and September 30, 2002 (unaudited).....................................2

      Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2001 and September 30, 2002 and for the nine months ended September 30, 2001 and September 30, 2002............3

      Consolidated Statements of Cash Flows (unaudited) for the
      nine months ended September 30, 2001 and September 30, 2002............4

      Notes to Consolidated Financial Statements (unaudited).................5

  Item 2.      Management's Discussion and Analysis
               of Financial Condition and Results of Operations.............10

      Overview..............................................................10

      Results of Operations.................................................11

      Liquidity and Capital Resources.......................................15

  Item 3.      Quantitative and Qualitative Disclosure
               About Market Risk............................................19

  Item 4.      Controls and Procedures......................................19

PART II. OTHER INFORMATION..................................................19
--------------------------

  Item 1.      Legal Proceedings............................................19
  Item 2.      Changes in Securities and Use of Proceeds....................20
  Item 6.      Exhibits and Reports on Form 8-K.............................20

SIGNATURES..................................................................21
----------

CERTIFICATIONS..............................................................22
--------------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, except Per Share Amount)
                                                                            December 31,     September 30,
                                                                                2001              2002
                                                                            -------------    ------------
                                                                                              (unaudited)
Assets
Current Assets:
   Cash and cash equivalents............................................          $  3,146          $  2,560
   Accounts receivable, less allowance for doubtful accounts
   of $20 and $144 at December 31, 2001 and September 30,
   2002, respectively...................................................               961             1,199
   Inventories..........................................................             2,896             2,434
   Prepaid expenses and other receivables...............................               111               188
                                                                                 ---------           -------
                                                                                     7,114             6,381

Property, plant and equipment (net).....................................               922               514
Other assets............................................................                41                31
                                                                                 ---------          --------
          Total Assets..................................................          $  8,077          $  6,926
                                                                                  ========          ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.........................................................           $    66           $   488
   Current portion of capital lease obligations.........................                58                32
   Accounts payable.....................................................               245               412
   Accrued expenses and other...........................................               683               581
   Accrued warranty costs...............................................               387               197
   Customer deposits, advances and other credits........................               142               135
                                                                                 ---------          --------
                                                                                     1,581             1,845
Capital lease obligations, net of current portions......................                30                 8
                                                                                 ---------          --------
                                                                                     1,611             1,853
6% cumulative convertible redeemable preferred stock, Series
A, $0.01 par value per share, issued and outstanding, 1,823,125 shares and 1,905,540 shares at December 31, 2001 and
September 30, 2002, respectively, and 96,367 and 28,574
issuable at December 31, 2001 and September 30, 2002,
respectively............................................................            3,839              3,868
                                                                                 ---------          --------
   Shareholders' Equity:
   Common stock, $0.01 par value per share, authorized,
    8,333,333 shares; issued and outstanding, 2,488,637 shares and 2,584,312 shares at December 31, 2001 and September
    30, 2002, respectively..............................................               25                26
   Capital in excess of par value.......................................           31,287            31,430
   Accumulated deficit..................................................          (28,685)          (30,251)
                                                                                 ---------          --------
    Total shareholders' equity..........................................             2,627             1,205
                                                                                 ---------          --------
       Total Liabilities and Shareholders' Equity.......................          $  8,077         $   6,926
                                                                                  ========         =========

                 See notes to consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                    For the Three Months                  For the Nine Months
                                                     Ended September 30,                  Ended September 30,
                                                     -------------------                  -------------------

                                                     2001             2002               2001               2002
                                                     ----             ----               ----               ----
Product sales - net............................. $   878           $  1,637           $  7,148           $  3,723

Service sales - net.............................     287                239                800                729
                                                  -------            -------            -------             ------
Total net sales.................................   1,165              1,876              7,948              4,452
                                                  -------            -------            -------             ------
Cost of sales:

  Product.......................................     803                980              4,523              2,380
  Service.......................................     166                 91                413                304
                                                  -------            -------            -------             ------
  Total Cost of Sales...........................     969              1,071              4,936              2,684
                                                  -------            -------            -------             ------

Gross profit....................................     196                805              3,012              1,768

                                                  -------            -------            -------             ------
Operating expenses:

  Selling, general and administrative...........   1,359              1,290              4,312              3,652
  Research & development........................     232                153              1,071                534
                                                  -------            -------            -------             ------
                                                   1,591              1,443              5,383              4,186
                                                  -------            -------            -------             ------

Operating loss..................................  (1,395)              (638)            (2,371)             (2,418)
  Net gain on sale of patents and intellectual
  property......................................      --              1,000                 --               1,000
  Net gain on sale of SANSTAR...................      --                 --                284                  --
  Net interest income (expense).................      23                 --                 54                  (1)
                                                   -------           -------            -------             ------

(Loss) income before income tax benefit.........   (1,372)              362             (2,033)             (1,419)
                                                   -------           -------            -------             ------
  Income tax benefit............................       --                --                 --                  23
                                                   -------           -------            -------             ------
Net (loss) income...............................   (1,372)              362             (2,033)             (1,396)
Preferred stock dividends (including
beneficial conversion feature of $154
and $4,363 for the three months and
nine months ended September 30,
2001, respectively).............................      216                57              4,497                170
                                                   -------           -------            -------             ------

Net (loss) income applicable to common
shares...........................................$ (1,588)          $   305          $  (6,530)           $ (1,566)
                                                  =========        =========           ========            ========

(Loss) income per common share:

Net (loss) income per common share -
  basic.........................................$    (.82)          $   .12         $   (3.38)            $   (.61)
                                                  =========        =========          ========             ========
 Net (loss) income  per common share -
   diluted......................................$    (.82)          $   .07         $   (3.38)            $   (.61)
                                                  =========        =========          ========             ========

Weighted average number of common
shares outstanding - basic.....................      1,942            2,584             1,932                2,552
                                                  =========        =========          ========             ========
 Weighted average number of
common shares outstanding  - diluted............     1,942            5,157             1,932                2,552
                                                  =========        =========          ========             ========


                 See notes to consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                  Nine Months Ended September 30,
                                                                               -----------------------------------
                                                                                      2001               2002
                                                                               -----------------   ---------------
Cash flows from operating activities:
   Net loss................................................................$    (2,033)              $   (1,396)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization.........................................        802                      438
     Net gain on sale of certain patents and intellectual
        property ..........................................................         --                   (1,000)
     Net gain on sale of SANStar...........................................       (284)                      --
     Decrease (increase) in accounts receivable............................         69                     (238)
     Decrease in inventories...............................................      1,283                      462
     Decrease (increase) in prepaid expenses and other receivables
          and other assets.................................................         68                      (67)
     Decrease in accounts payable, accrued expenses, and other
          liabilities......................................................     (2,198)                    (125)
     Decrease in unearned revenue..........................................        (81)                      (7)
                                                                              ---------                ---------
Net cash used in operating activities......................................     (2,374)                  (1,933)
                                                                              ---------                ---------

Cash flows from investing activities:
   Additions to property, plant and equipment..............................       (335)                     (29)
   Gross proceeds from the sale of certain patents and intellectual
       property............................................................         --                    1,000
   Gross proceeds from the sale of SANStar.................................        580                       --
                                                                              ---------                ---------
Net cash provided by investing activities..................................        245                      971
                                                                              ---------                ---------

Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................      4,154                    4,344
   Repayments under revolving credit agreement.............................     (4,162)                  (3,922)
   Repayment to Finova Capital.............................................       (115)                      --
   Repayment of long term debt, capital lease obligations..................        (93)                     (48)
   Net proceeds from exercise of employee stock options and issuance of
     common stock..........................................................         25                        2
    Net proceeds from sale of Series A preferred stock.....................      3,724                       --
                                                                              ---------                ---------
Net cash provided by financing activities..................................      3,533                       376
                                                                              ---------                ---------
Net increase (decrease) in cash and cash equivalents.......................      1,404                      (586)
Cash and cash equivalents at beginning of period...........................      2,221                     3,146
                                                                              ---------                ---------
Cash and cash equivalents at end of period.................................  $   3,625                 $   2,560
                                                                             =========                 =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..............................................................  $      65                 $     29
                                                                             =========                 =========




                 See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                (Dollars in Thousands, Except Per Share Amounts)

Note 1 - Basis of Presentation

     The accompanying consolidated financial statements at September 30, 2002, and for the three month and nine month periods ended September 30, 2001 and 2002, are unaudited, but, in the opinion of the management of Storage Engine, Inc. ("SEI" or the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Results for the interim period ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

Note 2 - Summary of Significant Accounting Policies

     (a) Business

     The Company is an innovative supplier of fault-tolerant solutions that store, protect and manage and replicate data in complex networks with greater ease and superior cost savings. The Company's SynchronismTM product line, as well as its SynchronixTM product line and RavenTM systems, are all modular units that can be configured and stacked to meet customers' specific and expanding data storage requirements. SEI also provides document imaging solutions and services by its Storage Engine Imaging Systems (SEISYS) Group. SEI is ISO-9001 certified and sells its products through its direct sales force and a network of qualified systems integrators.

     (b) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Inventories consist of the following:

                                               December 31,     September 30,
                                                   2001              2002
                                              ---------------   -------------
         (unaudited)

Purchased parts.........................      $       1,380     $        233
Finished goods..........................              3,439            3,365
                                              -------------     ------------
                                                      4,819            3,598
  Less: inventory valuation reserve.....              1,923            1,164
                                               -------------     ------------
                                              $       2,896     $      2,434
                                              ==============    =============

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

     (d) Per Share Information

     Basic per share data is computed by dividing net income or loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding. For the three and nine month periods ended September 30, 2001 and the nine months ended September 30, 2002, diluted net loss per share does not include the effects of options, warrants and 6% cumulative convertible redeemable preferred stock as they are anti-dilutive. For the three month period ended September 30, 2002, diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus 2,572,372 and 621 additional common shares which would have been issuable upon the conversion of the preferred stock and the exercise of certain stock options. No effect had been given to the exercise of 1,476,644 outstanding options and warrants as their effect would have been anti-dilutive. For the nine months ended September 30, 2001 and 2002, the weighted average number of common shares excludes the dilutive effect of approximately 3,438,900 and 4,049,637 shares, respectively.

Note 3 - Legal Proceedings

     The Company is from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management of the Company, the ultimate resolution of outstanding claims and litigations will not have a materially adverse effect on the Company's financial position.

Note 4 - Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. During 2001, the Company designated 2,231,250 shares of its Preferred Stock as 6% Cumulative Convertible Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), of which 1,905,540 shares are outstanding at September 30, 2002. On September 26, 2002, the Board declared a dividend covering the period of June 16, 2002 through September 15, 2002 on the Series A Preferred Stock of approximately $57, which will be paid by issuance of approximately 28,574 shares of Series A Preferred Stock. During the nine months ended September 30, 2002, $142 of Series A Preferred Stock, or 70,929 shares were converted into 93,044 shares of the Company's Common Stock. In addition, approximately $10 in dividends remained in arrears as of September 30, 2002.

     On July 25, 2002, the Board of Directors declared a dividend covering the period of March 16, 2002 through June 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of 28,416 shares of Series A Preferred Stock.

     On April 26, 2002, the Board of Directors declared a dividend covering the period of December 16, 2001 through March 15, 2002 on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,561 shares of Series A Preferred Stock.

     Each share of Series A Preferred Stock is currently convertible, at the option of its holder, at any time, into one and one-third (1 1/3) shares of Common Stock. The conversion ratio is subject to adjustments under certain conditions. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends.

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

Note 5 - Transactions With Significant Customers

     One of the Company's commercial customers accounted for 11.0% and 19.7% of total net sales in the three months ended September 30, 2001 and September 30, 2002, respectively and 29.8% in the nine months ended September 30, 2001.

     Sales related to our SEISYS Group products and services were $423 in the nine months ended September 30, 2002. Such revenue represented 9.5% of total net sales for the nine months ended September 30, 2002. One customer accounted for all of such revenue for the three and nine months ended September 30, 2002.

     Sales to the U.S. Air Force through Federal integrators accounted for approximately 26.5% and 61.5% of total net sales in the three months ended September 30, 2001 and 2002, respectively, and 47.2% and 43.8% of total net sales in the nine months ended September 30, 2001 and September 30, 2002, respectively.

Note 6 - Factoring Facility

     The Company entered into a full recourse factoring facility with Bank of America ("BOA") which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility has been extended for a period of three years (unless terminated by BOA by providing the Company sixty days prior written notice) beginning on July 30, 2000, and from year to year thereafter until terminated. On January 1, 2001, GMAC Commercial Credit LLC ("GMAC") purchased substantially all of the factoring assets of Bank of America Commercial Corporation. The obligations of the Company under such facility are collateralized by substantially all of the assets of the Company. The Company's facility with GMAC restricts the Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow the Company to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. The Company has certain covenants with GMAC, all of which are in compliance as of September 30, 2002. As of September 30, 2002, the Company had an outstanding balance of $488 under this full recourse factoring facility.

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

     On September 25, 2002, the Company received notification from Nasdaq that it did not comply with either the minimum $2,000 net tangible assets or the minimum $2,500 stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B). Accordingly, the Company's securities were de-listed from the Nasdaq SmallCap Market effective on the opening of business on October 3, 2002. The Company is now listed on the Over-The-Counter Bulletin Board (OTCBB). SENG, the Company's trading symbol, remains the same.

Note 8 - Subsequent Events

     In the early part of 2002, the Company had moved its manufacturing operation to its One Sheila Drive facility in an effort to reduce costs. The Company previously had been leasing 10,000 square feet of space at 70 Apple Street, Tinton Falls, NJ for such purpose. The landlord of the Company's leased space at 70 Apple Street, Tinton Falls, NJ brought an action in the Superior Court of Monmouth County seeking summary judgment in the amount $489 for an alleged failure to pay rent. On October 16, 2002, the Company reached a settlement agreement with the landlord. As part of the settlement agreement, the Company agreed to pay $140 and received an unconditional release under the lease which would have expired on December 31, 2005. Such amount is included in selling, general and administrative expenses for the nine months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company is an innovative high technology provider of fault tolerant, cost effective, enterprise data storage solutions and document imaging solutions serving a wide range of business and government markets. We design, develop, manufacture, sell and support a complete line of integrated products, software and services that enable us to meet a wide range of customer applications for Open Systems-based networks such as Microsoft, Unix and Linux Operating Systems. Our customizable storage solutions address the three storage markets: Direct Attached Storage (DAS), Network Attached Storage (NAS) and Storage Area Networks
(SAN), in which the storage devices are used in a dedicated network. These connectivity options provide our customers the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, customers can migrate their existing storage investments to different connectivity options to meet their changing needs.

     Our sales and marketing objectives are to further establish and solidify our position in the rapidly changing open systems storage market. Our strategic focus targets commercial customers with growing storage requirements. Our technical resources assist our sales team in designing and implementing specific data storage solutions required by our customers. During 2001, we began implementing storage solutions for document imaging needs, which has led us to pursue a vertical market for our products in this area. Through our Storage Engine Imaging Systems ("SEISYS") Group, we now provide a complete enterprise document imaging and management solution that can quickly and precisely archive, retrieve and distribute business critical files, images and information on a dedicated private network or through web enabled access. We offer various services with these document imaging and management solutions enabling us to provide a complete, end-to-end solution which allows us, in a short period of time and in a cost-effective way, to convert paper or microfilm documents to an electronic format which can be viewed via a web-based browser.

     Sales to the U.S. Air Force through Federal integrators accounted for approximately 47.2% of net sales for the year ended December 31, 2001. Although we do not anticipate that the U.S. Air Force through Federal integrators will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force through Federal integrators will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force through Federal integrators are the result of several factors over which we have nocontrol, including funding appropriations and departmental approvals.

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

Results of Operations (Dollars in Thousands)

     Three Months Ended September 30, 2001 and 2002
     ----------------------------------------------

         Net Sales

     Net sales increased by approximately $711, or 61.0%, in the three months ended September 30, 2002 as compared to net sales in the three months ended September 30, 2001. The increase in net sales in the 2002 period as compared to the same period in 2001 resulted primarily from sales to the Air Force offset in part by a decrease in sales to commercial customers. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 75.3% and 87.3% of net sales in the quarters ended September 30, 2001 and September 30, 2002, respectively. Service revenues accounted for 24.7% and 12.7% of net sales in the quarters ended September 30, 2001 and September 30, 2002, respectively.

     Sales to our commercial customers of $621 decreased by approximately $167, or 21.2%, in the three months ended September 30, 2002 as compared to net sales in the three months ended September 30, 2001. Such sales accounted for approximately 67.7% and 33.1% of net sales for the three-month periods ended September 30, 2001 and September 30, 2002, respectively. One customer accounted for 11.0% of total net sales in the three months ended September 30, 2001.

     Sales relating to our SEISYS Group products and services were $1 in the three months ended September 30, 2002. One customer accounted for all of such revenue for the three months ended September 30, 2002.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $846, or 274.4%, in the three months ended September 30, 2002 as compared to net sales in the three months ended September 30, 2001. Such sales accounted for approximately 26.5% and 61.5% of total net sales in the quarters ended September 30, 2001 and 2002, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to alternate channel partners increased by approximately $31, or 45.0%, in the three months ended September 30, 2002 as compared to total net sales in the three months ended September 30, 2001. Such sales accounted for approximately 5.9% and 5.3% of net sales in the quarters ended September 30, 2001 and 2002, respectively.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses. Our gross profit increased by approximately $609, or 310.7%, in the three months ended September 30, 2002 to approximately $805 from $196 in the three months ended September 30, 2001. In the three months ended September 30, 2001, the gross margin percentage was 16.8% as compared to 42.9% in the same period in 2002. Such increase in the gross margin percentage is primarily the result of higher net sales, coupled with reduction in manufacturing costs that occurred in the early part of 2002.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses decreased by $69, or 5.1%, to $1,290 in the three months ended September 30, 2002 from $1,359 in the three months ended September 30, 2001. On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 70.2% and 58.2% of such expenses for the three months ended September 30, 2001 and September 30, 2002, respectively. SG&A expenses decreased as a percentage of net sales representing 116.7% and 68.8% for the three months ended September 30, 2001 and 2002, respectively. Such percentage decrease resulted from increased net sales coupled with a decrease in SG&A expenses that occurred during 2002.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses decreased in the three months ended September 30, 2002 by $79, or 34.1%, to $153 from $232 in the corresponding 2001 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the third quarter of 2002 represented approximately 8.2% of our net sales.

     Research and development products for which we expect to devote resources in the near future relate to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized products and solutions for the imaging vertical market.

     Interest Income (Expense)

     Interest income was $23 and $9 for the three months ended September 30, 2001 and September 30, 2002, respectively. Interest expense was $9 for the three months ended September 30, 2002. The reduction in interest income was due primarily to lower cash balances coupled with lower return on investments in 2002 compared to the same period in 2001.

     Nine Months Ended September 30, 2001 and 2002
     ---------------------------------------------

     Net Sales

     Net sales decreased by approximately $3,496, or 44.0%, in the nine months ended September 30, 2002 as compared to net sales in the nine months ended September 30, 2001. The decrease in net sales in the 2002 period resulted primarily from decreased sales to the U.S. Air Force through Federal integrators, and a decrease in sales to our commercial customers offset in part by new sales in the imaging vertical market. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 89.9% and 83.6% of net sales in the nine months ended September 30, 2001 and September 30, 2002, respectively. Service revenues accounted for 10.1% and 16.4% of total net sales in the nine months ended September 30, 2001 and September 30, 2002, respectively.

     Sales to our commercial customers of $1,851 decreased by approximately $2,185, or 54.1%, in the nine months ended September 30, 2002 as compared to net sales in the nine months ended September 30, 2001. Such sales accounted for approximately 50.8% and 41.6% of total net sales in the nine months ended September 30, 2001 and September 30, 2002, respectively. One customer accounted for 29.8% of total net sales in the nine months ended September 30, 2001.

     Sales related to our SEISYS Group products and services were $423 in the nine months ended September 30, 2002. Such revenue represented 9.5% of total net sales for the nine months ended September 30, 2002. One customer accounted for all of such revenue for the nine months ended September 30, 2002.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $1,804, or 48.1%, in the nine months ended September 30, 2002 as compared to net sales in the nine months ended September 30, 2001. Such sales accounted for approximately 47.2% and 43.8% of total net sales in the nine months ended September 30, 2001 and September 30, 2002, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.
S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to alternate channel partners increased by approximately $70, or 43.9%, in the nine months ended September 30, 2002 as compared to total net sales in the nine months ended September 30, 2001. Such sales accounted for approximately 2.0% and 5.1% of total net sales in the nine months ended September 30, 2001 and 2002, respectively.

     Gross Profit

     Our gross profit decreased by approximately $1,244, or 41.3%, in the nine months ended September 30, 2002 to approximately $1,768 from $3,012 in the nine months ended September 30, 2001. Such decrease in gross profit is primarily the result of lower net sales. In the nine months ended September 30, 2001, the gross margin percentage was 37.9% as compared to 39.7% in the same period in 2002.

     Operating Expenses

     SG&A expenses decreased in the nine months ended September 30, 2002 by approximately $660 or 15.3%, from $4,312 in the corresponding 2001 period. On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. As a result, we took a charge for severance pay of approximately $100, none of which remains unpaid at September 30, 2002. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of SG&A expenses, accounting for 79.4% and 70.5% of such expenses for the nine months ended September 30, 2001 and September 30, 2002, respectively. SG&A expenses increased as a percentage of net sales representing 54.3% and 82.0% for the nine months ended September 30, 2001 and 2002, respectively. Such percentage increase resulted from decreased net sales offset in part by a decrease in SG&A expenses in 2002.

     Research and development expenses decreased in the nine months ended September 30, 2002 by $537, or 50.1%, to $534 from $1,071 in the corresponding 2001 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses represented approximately 13.5% and 12.0% of our net sales for the nine months ended September 30, 2001 and 2002, respectively.

     Research and development products for which we expect to devote resources in the near future related to: (i) a next generation of the Synchronix family of products; (ii) new interface connectivities; and (iii) customized products and solutions for the imaging vertical market.

     Interest Income (Expense)

     Interest income was $84 and $28 for the nine months ended September 30, 2001 and September 30, 2002, respectively. Interest expense was $30 and $29 for the nine months ended September 30, 2001 and September 30, 2002, respectively. The reduction in interest income was due primarily to lower cash balances coupled with lower return on investments in 2002 compared to the same period in 2001. The increase in interest expense was due to an increased amount of borrowings during 2002.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under a line of credit and inventory financing and through private and public sales of equity securities and the sale of certain patents and intellectual property. On September 30, 2002, our cash balance was approximately $2,560.

     Net cash used in operating activities was $2,374 and $1,933 for the nine months ended September 30, 2001 and September 30, 2002, respectively. Such use of cash in 2002 resulted primarily from the net loss from operations, coupled with an increase in accounts receivable which was partially offset by a reduction in inventories, and depreciation and amortization.

     We used $335 and $29 for the acquisition of equipment by direct purchase during the nine months ended September 30, 2001 and September 30, 2002, respectively. Total capital expenditures for 2002 are expected to be approximately $200, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development, imaging vertical market, and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by financing activities was $3,533 and $376 for the nine months ended September 30, 2001 and September 30, 2002, respectively. Such source of cash in 2001 resulted primarily from the net proceeds from the issuance of Series A Preferred Stock, offset by net payments made to financial institutions for working capital borrowings.

     Our working capital was $5,533 and $4,536 at December 31, 2001 and September 30, 2002, respectively.

     We entered into a full recourse factoring facility with Bank of America ("BOA"), which provides for aggregate advances not to exceed the lesser of $7,000 or up to 85% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility is for a period of three years (unless terminated by BOA by providing us sixty days prior written notice) beginning on July 30, 2000, and from year to year thereafter until terminated. On January 1, 2001, GMAC Commercial Credit LLC ("GMAC") purchased substantially all of the factoring assets of Bank of America Commercial
Corporation. Our obligations under such agreement are collateralized by substantially all of our assets. Our agreement with GMAC restricts our ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow us to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. We have certain covenants with GMAC, all of which are in compliance as of September 30, 2002. As of September 30, 2002, we had a balance outstanding of $488 under this full recourse factoring facility.

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

     On February 11, 2002, we reduced our workforce by 17 employees. These reductions did not affect the sales and marketing departments. As a result, we took a charge for severance pay of approximately $100, none of which remains unpaid at September 30, 2002. We believe that our restructured workforce will help reduce operating expenses in 2002.

     On July 12, 2002, the Company entered into an agreement with a third party to sell certain patent and intellectual property rights for the sum of $1,000. The original cost of obtaining such patents and intellectual property were appropriately expensed when incurred. In addition, we were granted a non-exclusive, royalty free, fully-paid, perpetual worldwide license to the use of such patents and intellectual property.

     As of September 30, 2002, there were 1,905,540 shares of Series A Preferred Stock outstanding and 28,574 issuable. As of September 30, 2002, the holders of the outstanding Series A Preferred Stock represented approximately 49.9% the Common Stock of the Company on an as converted to Common Stock basis. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     On September 25, 2002, the Company received notification from Nasdaq that it did not comply with either the minimum $2,000 net tangible assets or the minimum $2,500 stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B). Accordingly, the Company's securities were de-listed from the Nasdaq SmallCap Market effective on the opening of business on October 3, 2002. The

Company is now listed on the Over-The-Counter Bulletin Board (OTCBB). SENG, the Company's trading symbol, remains the same.

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

     Subject to the risks discussed in this Quarterly Report on Form 10-Q, we believe that our existing available cash, credit facilities, and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in the next 12 months. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current shareholders. If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our research and product development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's President and Chief Executive Officer (principal executive officer) and Vice President, Finance and Administration (principal financial officer and principal accounting officer) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (DOLLARS IN THOUSANDS).

     We are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these matters will not have a materially adverse effect on our financial position.

     In the early part of 2002, the Company had moved its manufacturing operation to its One Sheila Drive facility in an effort to reduce costs. The Company previously had been leasing 10,000 square feet of space at 70 Apple Street, Tinton Falls, NJ for such purpose. The landlord of the Company's leased space at 70 Apple Street, Tinton Falls, NJ brought an action in the Superior Court of Monmouth County seeking summary judgment in the amount of $489 for an alleged failure to pay rent. On October 16, 2002, the Company reached a settlement agreement with the landlord. As part of the settlement agreement, the Company agreed to pay $140 and received an unconditional release under the lease which would have expired on December 31, 2005. Such amount is included in selling, general and administrative expenses for the nine months ended September 30, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (DOLLARS IN THOUSANDS).

     On April 26, 2002, the Board of Directors declared a dividend covering the period of December 16, 2001 through March 15, 2002 on the Series A Preferred Stock of which approximately $57 was paid by issuance of approximately 28,561 shares of Series A Preferred Stock.

     On July 25, 2002, the Board of Directors declared a dividend covering the period of March 16, 2002 through June 15, 2002 on the Series A Preferred Stock of approximately $57 that was paid by issuance of 28,416 shares of Series A Preferred Stock.

     On July 25, 2002, we filed a Certificate of Amendment to the Restated and Amended Certificate of Incorporation of the Company with the State of New Jersey Department of Treasury. Such Certificate of Amendment provided for an increase in the number of authorized shares of the Series A Preferred Stock from 2,356,179 shares to 2,384,595 shares.

     On September 26, 2002, the Board declared a dividend covering the period of June 16, 2002 through September 15, 2002 on the Series A Preferred Stock of approximately $57, which was paid by issuance of approximately 28,574 shares of Series A Preferred Stock. During the nine months ended September 30, 2002, $142 of Series A Preferred Stock, or 70,929 shares were converted into 93,044 shares of the Company's Common Stock. In addition, approximately $10 in dividends were in arrears as of September 30, 2002.

     On September 25, 2002, the Company received notification from Nasdaq that it did not comply with either the minimum $2,000,000 net tangible assets or the minimum $2,500,000 stockholders' equity requirement for continued listing as set forth in Marketplace Rule 4310(c)(2)(B). Accordingly, the Company's securities were de-listed from the Nasdaq SmallCap Market effective on the opening of business on October 3, 2002. The Company is now listed on the Over-The-Counter Bulletin Board (OTCBB). SENG, the Company's trading symbol, remains the same.

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


                                         STORAGE ENGINE, INC.



Date:  November 13, 2002               By: /s/  Gregg M. Azcuy
                                         ---------------------------------
                                         Gregg M. Azcuy, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)



Date:  November 13, 2002                By: /s/ Louis J. Altieri
                                         ----------------------------------
                                         Louis J. Altieri, Vice President,
                                         Finance and Administration
                                         (Principal Financial and
                                         Accounting Officer)

                                  CERTIFICATION
                                  -------------

I, Gregg M. Azcuy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Storage Engine, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                      /s/ Gregg M. Azcuy
                                      -----------------------------------
Dated:   November 13, 2002            Gregg M. Azcuy,  President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

     I, Louis J. Altieri, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Storage Engine, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    /s/ Louis J. Altieri
                                    ------------------------------------
Dated:   November 13, 2002          Louis J. Altieri,  Vice President,
                                    Finance and Administration
                                   (Principal Financial Officer and
                                    Principal Accounting Officer)

                                                                  Exhibit 99.1

                  STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350

     Pursuant to 18 U.S.C. Section 1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Storage Engine, Inc.



Dated:  November 13, 2002           /s/  Gregg M. Azcuy
                                    -----------------------------------
                                   Gregg M. Azcuy
                                   President and Chief Executive Officer


Dated:  November 13, 2002           /s/  Louis J. Altieri
                                    -----------------------------------
                                    Louis J. Altieri
                                    Vice President, Finance and Administration