Form 10-K
period 2002-12-31
STORAGE ENGINE INC
filed 2003-03-31
CIK 900619

CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from              to
                                   ------------    -------------

                         Commission file number 0-21600

               STORAGE ENGINE, INC. (formerly known as ECCS, Inc.)
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

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

                                 (732) 747-6995
                            ------------------------
                            (Registrant's telephone
                          number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of Each Exchange on Which Registered
   -------------------                -----------------------------------------
   None
--------------------------            -----------------------------------------

--------------------------            -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

-------------------------------------------------------------------------------
                                (Title of Class)

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        Yes:                 No:  X
                            ---                  ---

     The   aggregate   market  value  of  the  voting   common  equity  held  by
non-affiliates of the Registrant on June 28, 2002, based on $1.13 per share, the last reported sale price on the NASDAQ SmallCap Market on that date, was $ 2.8 million.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 28, 2003:

Class                                                       Number of Shares
-----                                                       ----------------

Common Stock, $.01 par value                                    2,662,519

     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                TABLE OF CONTENTS

           Item                                                            Page

PART I   1.   Business.....................................................  1

         2.   Properties................................................... 23

         3.   Legal Proceedings............................................ 24

         4.   Submission of Matters to a Vote of Security Holders.......... 26

PART II  5.   Market For the Company's Common Equity and Related
              Shareholder Matters.......................................... 27

         6.   Selected Consolidated Financial Data......................... 30

         7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 31

         7A.  Quantitative and Qualitative Disclosures About Market Risk... 43

         8.   Financial Statements and Supplementary Data.................. 43

         9. Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.......................... 43

PART III 10.  Directors and Executive Officers of the Company.............. 44

         11.  Executive Compensation....................................... 44

         12.  Security Ownership of Certain Beneficial Owners
              and Management and Related Shareholder Matters............... 44

         13.  Certain Relationships and Related Transactions............... 44

         14.  Controls and Procedures...................................... 44

PART IV  15.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K...................................... 45

SIGNATURES         ........................................................ 46

CERTIFICATIONS   .......................................................... 48

EXHIBIT INDEX      ........................................................ 52

FINANCIAL STATEMENTS ...................................................... F-1

                           FORWARD LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Storage Engine, Inc.'s ("SEI," the "Company," "We," "Us," or "Our") actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Annual Report on Form 10-K. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: our liquidity and capital resources, component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage or network marketplace, competition between the Company and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology, and changes in customer buying patterns.

     Explanatory Note: All dollar amounts, other than share and per share amounts, are in thousands.

                                     PART I

ITEM 1. BUSINESS.

General

     The Company is a provider of document imaging solutions and fault tolerant, cost effective enterprise data storage solutions that serve a wide range of business and government markets. We believe we have significant experience with handling, designing, engineering, architecting, installing and implementing information storage solutions to solve data storage needs. Having manufactured products for OEMs as well as end users, our knowledge and quality practices ensure that our data storage products provide the reliability demanded by our customers. Our goal is to meet and exceed our customers' expectations. The Company earned ISO 9001 certification in 1999 and has continued to maintain this certification status of quality.

     Through our knowledge of Direct Attached Storage (DAS), Network Attached Storage (NAS), Storage Area Networks (SAN) and the centralization of those technologies/resources, including disaster recovery and backup technologies, we seek to design and implement the optimal storage solution to meet users' needs, including our data intensive imaging customers. All of our products and services are measured to exacting standards while offering considerable savings. We offer specific solutions, as well as comprehensive information management systems, that make storing, capturing and distributing information easy and affordable, including document conversions, workflow and day forward solutions for private or web enabled content. Our product solutions address centralized data storage, server consolidation, backup enhancements and centralized management of new and existing data storage resources.

     We offer complete information storage implementations, from the beginning of the planning process through successful implementation - including 24x7 service and support - all from a single provider.

     Our storage products and services include our Synchronix and Synchronism product lines which supplies our customers with fault tolerant storage solutions that store, protect and ensure access to an organization's critical data. Our products include high performance, fault tolerant storage subsystems that meet a wide range of customer applications for Open Systems-based networks, such as NT, MS, UNIX and Linux operating systems and our Raven family of integrated solutions with Sun processors and storage. Our fault tolerant enterprise storage solutions address all three storage markets: DAS, in which the storage device is connected directly to a server; NAS, in which the storage device is installed on a network; SAN, in which the storage device is used in a specialized network. These connectivity options provide our customers the flexibility to choose and deploy a particular storage solution to meet their needs. As data requirements change, customers can migrate their existing storage investments to different connectivity options. We believe our products reduce the total cost of ownership of data storage by allowing end users to use the products across various operating systems.

     Our imaging solutions focus on providing our customers with a bundled suite of products and services that solve all of their imaging requirements. In addition to our storage suite of products, we offer a number of services that provide our customers with a total solution for their imaging needs. Such services include on/off site scanning of historical and day forward critical documents, data base management, network and web based services and through strategic partners, software that allows our customers to manage the scanned documents including web based enablers and search engine capabilities.

     A number of products resulted from our product development efforts over the last five years, including our Synchronism Storage Management System and Synchronix product lines. Our direct sales force concentrates on sales to commercial end users and Federal and local government end users, including imaging services. Our direct sales force also works with selected Value Added Resellers ("VARs") and assists them in their sales to commercial end users.

     On August 20, 2002, we announced our iConsole Synchronism product. The SYSM iConsole features many storage applications such as: fault tolerance, remote replication, improved backups, virtualization, snapshot copy, centralization, and call home alerts. The SYSM iConsole is easy to implement and provides an intuitive interface. This tool will enable many IT managers to get control of their storage and server infrastructure and improve the quality of service. We believe the SYSM iConsole is an ideal solution to all of today's issues facing System and Data Managers.

     We were incorporated in New Jersey in February 1980 under the name The Word Store, Inc. Our name was changed to ECCS, Inc. in November 1985. Our name was changed to Storage Engine, Inc. in July 2001. The address of the Company's principal corporate offices is One Sheila Drive, Tinton Falls, New Jersey 07724 and our telephone number is 732-747-6995.

Industry Background

     In recent years there has been a significant increase in the volume of data created, processed, stored and accessed throughout an enterprise. As a result, the demand for sophisticated storage systems to house this data has grown. However, in its first decline since 1998, the disk storage systems hardware market in the U.S. fell by $5.7 billion, or 18.2%, in 2001, according to a study by International Data Corporation (IDC). IDC estimates that worldwide market for disk storage hardware, software and services decreased about 6% in 2001 to about $57 billion, but is expected to increase to $70.6 billion by 2004.

     The U.S. economic recession and the decline of the dot-com companies, plus price competition in the U.S., sent the disk storage market into a recession that is expected to continue worldwide as reported in "2002 Disk Storage Systems Forecast and Analysis, 2000-2005" by IDC. Although, the report predicted that the U.S. disk storage market would improve in the second half of 2002, the worldwide market was expected to fall by 1.7% in 2002 according to IDC. By 2003, IDC is predicting the disk storage systems hardware market will again see growth worldwide of 5.2%, but is tempered by the current slow economy and geopolitical developments.

     In particular, IDC identified areas of growth in the disk storage market, which experienced increases of 8.3% for the NAS and SAN technologies due to the growth of storage consolidation and the need to centralize and manage storage resources efficiently.

     IDC estimates that the worldwide market for disk storage hardware, software and services are estimated to increase to $70.6 billion in 2004. Contributing to this growth has been the emergence of data-intensive applications, such as online transaction processing, data warehousing, data mining and enterprise resource planning, and the use of multimedia-based information. This demand is compounded when organizations create redundant sources of data to enable continuous error-free access to data in the post-September 11 market. As a result, the need for high-capacity, high-performance storage devices and systems is increasing. The growth in stored data has been further facilitated by the continued decline in the cost per unit of storage capacity.

     We believe that technology spending in 2003 will be neutral to down and that we will continue to have to compete aggressively for every order against our larger rivals in data storage. The installed vendors should benefit as they likely will see non-competitive add-on business continue.

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

     To address the evolving storage requirements of organizations, three storage architectures have emerged. DAS has been the storage architecture traditionally employed and has historically represented the vast majority of storage purchases. NAS and SAN are more recent innovations in the storage marketplace. NAS is expected to represent over 19% of worldwide storage systems sales by 2005. SANs currently represent 25% of the storage market and are expected to represent 46% of such market by 2005. The following is a brief description of these storage architectures:

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

The Storage Engine Approach

     We believe that our storage and imaging solutions appeal to the market by providing an enhanced combination of performance and features, which we expect to deliver increasingly through software-based product offerings. The following are the key attributes of our approach:

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

          o Imaging. We offer a complete suite of imaging services including our Synchronix and Synchronection product lines. We combine all of the features of our scalability, enhanced data availability and competitive pricing, coupled with our imaging services and software products.

Strategy

     Our objective is to further establish and solidify our position in the rapidly growing Open Systems storage market. Our strategic focus centers around serving users whose mission critical applications require high performance and high reliability storage products. We intend to establish the Company as the data storage solution of choice for companies with growing and increasingly complex data needs. Our strategy incorporates the following key elements:

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

          o Target Commercial Customers With Growing Storage Requirements. We intend to concentrate our sales efforts on commercial customers with data intensive applications and data rich computing environments. Within the commercial end user market, we will target companies conducting e-commerce, with a specific emphasis on document imaging applications.

          o Superior Pre-Sale and Post-Sale Support. We have significant technical resources available to assist the sales team and customers in designing and implementing specific data storage solutions needed by the customer. We believe our superior support and service enhances our ability to identify and satisfy our customers' needs.

          o Vertical Imaging Market. We have identified a vertical imaging market that we are pursuing for our solutions and those of our partners. In this market we are providing a seamless data storage approach for document management and handling with current technology in a cost effective and centralized means. With the addition of several new hires with long term experience in the document imaging business, we believe we have accelerated our ability to provide world class imaging services solutions.

          o Technological Edge. We believe that we possess substantial technical expertise gained through years of internal research and development, particularly in the area of fault tolerant enterprise storage solutions. We intend to improve upon our current product offerings as well as develop or obtain new products for data storage.

          o Reduce Total Cost of Ownership. We believe we deliver solutions that reduce the total cost of ownership of data storage. Such cost includes the purchase price and maintenance and management costs over one year. Our competitively priced, high performance enterprise storage solutions are scalable and migrate-able across various operating systems. A customer can further protect its storage investment by redeploying our solutions to and from NAS, DAS and SAN.

Products and Technology

     Our core technology provides data-intensive environments with protection against the loss of critical data and provides the performance and reliability characteristics of more expensive solutions at a more competitive price. Our products offer users:

          o the ability to deploy in major Open Systems-based networks, such as NT, MS, UNIX and Linux;

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

          o    remote replication/disaster recovery;

          o    zero-impact back-up; and

          o    centralized management.

     We announced our iConsole Synchronism on August 20, 2002. The SYSM iConsole features many storage applications such as: fault tolerance, remote replication, improved backups, virtualization, snapshot copy, centralization, and call home alerts. The SYSM iConsole is easy to implement and provides an intuitive interface. This tool will enable IT many managers to get control of their storage and server infrastructure and improve the quality of service. We believe the SYSM iConsole is an ideal solution to all of today's issues facing System and Data Managers.

     SYSM iConsole Models are the: SYSM iConsole 4000 for the data center; SYSM iConsole 4000 HA for high availability; SYSM iConsole 4000 DR for disaster recovery; and SYSM iConsole 4000 TA for tape/backup enhancement.

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

     LSI storage products are offered by us including the E4600 2GB fibre array, the industry's fastest performing array, the E4400, and the Continustor product.

     Raven is our product family that offers powerful, flexible, all-in-one server storage for departmental, Internet and Intranet requirements. The Raven products are sold primarily to the U.S. Air Force. The Raven products offer high performance and a scalable server which provides for continuous availability with integrated RAID protection.

     Products and Solutions under development. We continue to enhance our current product offerings, primarily through integration of third party hardware and software for our Synchronism and Synchronix families of products as well as our imaging vertical solutions.

Document Imaging

     We have focused our solutions on the need for rapid, uninterrupted access to information. Our solutions provide first rate results in cost effective document imaging. With all of the variables and choices available in data and document management, the only criteria anyone agrees on is that the system always must be up and running. We believe our products are state-of-the-art and provide seamless, continuous availability of data and documents.

     We, along with our selected strategic partners, provide an efficient and economic alternative available to the "how and what" question in managing an ever-growing quantity of paper and microfilm documents. Document imaging alleviates most of the burden, whether facility or economic, in handling the paper and microfilm. Our solution will store and retrieve documents much faster, less expensively, and more easily than the manually processed paper and film.

     Our imaging vertical focus provides our customers with a bundled suite of products and services that solve all of their imaging requirements. In addition to our Synchronix suite of products, we offer a number of services that provide our customers with a total solution for their imaging needs. Such services include on/off site scanning of historical and day forward critical documents, data base management, network and web based services and through strategic partners, software that allows our customers to manage the scanned documents including web based enablers and search engine capabilities.

     We developed this imaging offering through our experience of design, manufacturing and integration of affordable leading edge, fault tolerant data storage solutions and services for government and industry. We have achieved our customers' design goals in making our storage solutions fault tolerant with optional replication. By providing superior digital imaging technology, we are quickly gaining recognition in the document conversion market. We believe our solutions provide reliability and durability in document management and retrieval.

     We believe the concept of document imaging does not have to be complicated. We offer a highly efficient and scalable solution to meet our customer's needs. In the government segment, public buildings were not originally designed to handle the level of foot traffic necessary to conduct today's business and meet the new public access laws. Our imaging solutions enable an immediate realization of cost savings and efficiencies in space utilization while freeing space up for more logical uses. Documents digitized and made available over intra/internet connections greatly reduce the need to accommodate foot traffic or vehicular traffic/parking. The value of document imaging is the ability to retrieve documents and send them back to storage until needed again.

     Document imaging further improves the way an organization conducts business. We offer workflow consultation to speed the productivity of the customer's staff. The use of e-documents adds significant enhancement to paper file workflow. Our imaging solutions offer a fast secure way to transmit data, provide an audit trail, ensure security, and enable fast search and retrieval of needed documents. In addition, we can connect our systems into existing networks and can make this content available to all authorized users.

     We are developing additional technological advances to further utilize electronic documents in our target markets. We believe we have demonstrated expertise in delivering proven information solutions for years. Our imaging team has the combined experience of digitizing nearly three quarters of a billion pages of paper and microfilm.

     The Company initially focused its products and services on the local and county markets for its imaging solutions. While an important first step, we needed to prove our solutions had a broader imaging reach, beyond our local market.

     We have expanded our efforts into a six state area comprised of New York, Connecticut, New Jersey, Pennsylvania, Maryland and Virginia. Through this period, we became more familiar with the process that each state follows for procurement, bids and solicitations. In addition, we were able to determine the identity of our competitors in each area.

Sales and Marketing

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

     Our imaging vertical competitors have typically included small imaging organizations, consulting groups, resellers, and larger players like IBM and EDS for major project opportunities.

Manufacturing and Suppliers

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

     We rely on certain distributors to supply us with component products from Sun Microsystems and Seagate Technologies. Although we believe alternative distributors of these products are available, we cannot be certain that we can obtain them on a timely and cost-effective basis. Our primary vendor for these third party products in 2002 was Nu Horizons. During fiscal 2002, purchases from Nu Horizons totaled $408, or 24.7%, of our total purchases. We did not have any purchases from Nu Horizons in 2001. We purchase products from Nu Horizons on a purchase order basis. There are no minimum purchase requirements. This arrangement may be terminated by either party at any time.

     The Company has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each such order. There are no minimum purchase requirements. The arrangement may be terminated by either party at any time. In 2001 and 2002, purchases from Bell Microproducts totaled approximately $1,822, or 52.7%, and $387 or 23.4%, of all purchases respectively.

     In February 2003, we once again achieved certification with the International Standard Organization for the new ISO 9001-2000 standard. Since we first attained compliance with ISO 9001-1994 in February 1999, we have remained compliant thereby ensuring strict quality on all of the products offered. This certification, which is evaluated regularly, reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. We cannot be certain that we will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification. A loss of ISO certification may adversely impact net sales to customers that require or prefer ISO certification.

Research and Development

     We participate in an industry that is subject to rapid technological change, and our ability to remain competitive depends upon, among other things, our ability to maintain a technological edge. As a result, we have devoted resources to product development. Our research and development expenditures were $3,386, $1,308 and $683 in 2000, 2001 and 2002, respectively. In 2000, $1,274 was capitalized in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Zero was capitalized in 2001 and 2002.

     Our research and development expenditures are related to the following projects:

          o    integration   of  third  party  hardware  and  software  for  the
               Synchronix and Synchronism families of products;

          o improvements to the Synchronism and Synchronix families of products;

          o    new interface connectivities; and

          o improvements to the imaging vertical hardware and software solutions.

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

     In August 2002, we sold a majority of our patents and intellectual property to Veritas Software Corporation of Mountain View, CA for $1,000. We have retained a perpetual, royalty free, non-exclusive license to the patents.

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

Employees

     In response to market conditions, we reduced our workforce by up to 40% across most departments during the first quarter of 2001. We announced on February 11, 2002 that we had further reduced our staff by seventeen. These reductions did not affect our sales and marketing departments. As a result, we took a charge of approximately $100 in the first quarter of 2002.

     As of March 15, 2003, we employed 38 persons, of whom 13 were engaged in marketing and sales; 4 in engineering and research and development; 8 in operations, including customer and technical support, manufacturing and fulfillment; 5 in professional services; and 8 in finance, administration and management. None of our employees are covered by collective bargaining agreements. We believe our streamlined workforce will enable us to meet our business objectives on a more competitive basis. We also believe that we have been successful in retaining skilled and experienced personnel; however, competition for such personnel is intense. Our future success will depend in part on our ability to continue to attract, retain and motivate highly qualified technical, manufacturing, marketing and management personnel. We consider relations with our employees to be good.

Additional Factors That May Affect Future Results

We rely substantially on key customers.

     Our customer base is highly concentrated. Our top 10 customers in 2000, 2001 and 2002 accounted for, in the aggregate, approximately 64.5%, 79.3%, and 78.4% respectively, of net sales in those periods. Sales to the U.S. Air Force, through Federal integrators, accounted for 30.5%, 47.2% and 42.6% of net sales in 2000, 2001 and 2002, respectively. Federal integrators are government contractors who sell directly to U.S. government entities. We believe that a substantial portion of our net sales and gross profits will continue to be derived from sales to a concentrated group of customers. However, the volume of sales to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period. In general, there are no ongoing written commitments by customers to purchase our products. All of our product sales are made on a purchase order basis. Our net sales in any period generally have been and likely will continue to be in the near term, derived from a relatively small number of sales transactions. Therefore, the loss of one or more major customers could materially adversely affect our results of operations.

We may require additional financing to continue operations which may be difficult to obtain and may dilute our existing owners' interests.

     We may need significant financing to grow our business. Historically, we have operated with cash from our initial public offering, cash from the private sales of securities and cash flow from operations. Our cash balance was $2,799 at December 31, 2002.

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

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas were received by several of our employees, including certain officers, who have testified before the grand jury. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any Federal laws in connection with our sale of computer products ultimately received by the U.S. Air Force.

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

     In late 2002, the Company was contacted through its counsel by an Assistant United States Attorney in the Civil Division of the United States Attorney's office in Boston who raised the question of whether the Company had civil responsibility to the government for the events described above. The government indicated its belief that it may have civil causes of action against the Company under Federal, state and common law arising from or in connection with the work performed for, and billings to, the Federal government. Discussions are ongoing between the government and Company counsel regarding the merits of such causes of action and the possible settlement of the same prior to any possible litigation.

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

     During 1998, we shifted our sales and marketing focus to the development of our direct sales channel from our previous use of alternate channel partners. During the prior three years, we had focused our sales and marketing efforts through our primary alternate channel partners, Unisys and Tandem. As a result of industry consolidation and competitive factors, sales to Unisys and Tandem declined significantly in 2000 and 2001. Our direct sales force concentrates on sales to commercial end users, the U.S. Air Force and other Federal government end users. Our direct sales force also recruits selected VARs and assists them in their sales to commercial end users. In addition, during the later part of 2001 and early in 2002, we began an initiative to pursue the data intensive vertical imaging market. With respect to this imaging market focus, we hired several individuals with imaging services experience. Whether we can successfully sell our products and services and enter new markets will depend on our ability to:

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

The liquidity of our common stock could be adversely affected because we were delisted from the Nasdaq SmallCap Market.

     On May 23, 2002, the Nasdaq Qualifications Staff notified the Company that it did not comply with either the minimum net tangible assets or the minimum stockholders' equity requirements for continued listing set forth in Market Place Rule 4310(2)(B). The Company began trading on the Over-the-Counter
Bulletin Board (OTCBB) effective with the opening of business on October 3, 2002.

     Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

     Trading on the OTCBB may make trading our shares more difficult for investors, potentially leading to further declines in our share price. It could also make it more difficult for us to raise additional capital. Further, if we may also incur additional costs under state blue sky laws in connection with any sales of our securities.

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

We have been operating as an imaging services provider for a limited period of time and have a history of losses.

     From our inception until 1994, our principal business was the sale of NCR products to AT&T business units as a VAR. During 1994, as a result of AT&T's acquisition of NCR, AT&T discontinued purchasing our products. We then undertook a product development initiative to reposition ourselves as a provider of fault tolerant enterprise storage solutions. During 1996, we completed our repositioning and began selling our fault tolerant enterprise storage solutions. In 2001, we began the marketing of our products into the data intensive imaging market. Accordingly, we have a limited operating history within our current line of business.

     We incurred net losses of $12,855, $2,430,and $2,530 in fiscal 2000, 2001 and 2002 respectively. Although we had net income of $1,952 in 1999, we cannot be certain that we will be able to attain profitable levels of operations in the future.

Our success is dependent upon our key management, marketing, sales and technical personnel.

     Our future depends, in large part, upon the continued service of the key members of our management team, as well as marketing, sales and technical personnel. During fiscal 2000, our executive officers agreed to salary reductions. In January 2001, we reduced our workforce by up to 40% across most departments. We announced on February 11, 2002, that we had further reduced our staff by 17; however, we believe that we have retained the personnel who are key to achieving our goals and implementing our strategies. These reductions did not affect our sales and marketing departments. As a result, we took a charge of approximately $100 in the first quarter of 2002.

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

     In February 2003, we again achieved certification with the International Standard Organization for the new ISO 9001-2000 standard. Since the Company first attained compliance with ISO 9001-1994 in February 1999, it has remained compliant thereby ensuring strict quality on all the products offered. This certification, which is evaluated regularly, reflects uniform, industry-wide standards of quality control for manufacturing data-storage products. We cannot be certain that we will continue to meet the industry-accepted standards necessary to maintain ISO 9001 certification.

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

     Our certificate of incorporation and New Jersey law contain provisions that could make it more difficult for a third party to acquire control of us, even if such change of control would be beneficial to our shareholders. For example, our certificate of incorporation authorizes 3,000,000 shares of preferred stock, of which 2,231,250 shares are designated Series A Preferred and 768,750 shares remain undesignated. Subject to certain rights held by our Series A Preferred shareholders, our board of directors may issue the undesignated preferred shares on such terms and with such rights, preferences and designations as our board may determine without further action by our shareholders. In addition, certain "anti-takeover" provisions of the New Jersey Business Corporation Act restrict the ability of certain shareholders to affect a merger or business combination or obtain control of us. These provisions could discourage bids for shares of our common stock at a premium as well as create a depressive effect on the market price of the shares of our common stock.

We do not expect to pay cash dividends on our common stock.

     We have never paid, and do not anticipate paying, any cash dividends on our common stock for the foreseeable future. Our factoring facility with GMAC restricts our ability to pay certain dividends without its prior written consent. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

Item 2. Properties.

     Our executive and business development office is in Tinton Falls, New Jersey. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an "as needed" basis. During 2002, the Company consolidated its two Tinton Falls, New Jersey facilities into one location and negotiated a settlement which released the Company from any and all obligations associated with the vacated facility. As part of such settlement, the Company paid $71 to the landlord.

         We occupy the following properties, which are all leased:

   Location         Approximate Area        Use           Nature of Occupancy
                      (in sq. feet)
------------------- ----------------  ------------------- ----------------------
Tinton Falls, New       22,000        Executive Office,   Lease expires 12/31/05
Jersey                                R&D, Manufacturing  four-year renewal
                                      Business Development

Falls Church,              500        Sales Office        Lease expires on
Virginia                                                  12/31/03

Item 3. Legal Proceedings.

     In late January 2000, we received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. We have been and intend to continue cooperating with the investigation and are complying fully, and intend to continue to comply fully, with the subpoena. We sell computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas were received by several of our employees, including certain officers, who have testified before the grand jury. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including us), and other companies, with companies that provide product and product-related services to the U.S. Air Force. We understand that the government's inquiry includes a review of the conduct of such companies and their officers and employees. We believe that we have not violated any Federal laws in connection with the sale of computer products ultimately received by the U.S. Air Force.

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

     In late 2002, the Company was contacted through its counsel by an Assistant United States Attorney in the Civil Division of the United States Attorney's office in Boston who raised the question of whether the Company had civil responsibility to the government for the events described above. The government indicated its belief that it may have civil causes of action against the Company under Federal, state and common law arising from or in connection with the work performed for, and billings to, the Federal government. Discussions are ongoing between the government and Company counsel regarding the merits of such causes of action and the possible settlement of the same prior to any possible litigation.

     We continue to work closely with, sell to, and seek solutions for, our customer, the U.S. Air Force. We cannot be certain that our sales and operating results will not be adversely affected by the investigation discussed above.

     In September 1999, we entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began assembling the Synchronix 2000 in January 2000. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party. In 1999, purchases from Hitachi totaled $2,540 or 10.3%, of all purchases. In 2000, such purchases totaled $1,053, or 6.6%, of all purchases, and in 2001, such purchases totaled $155, or 4.5%, of all purchases.

     On June 22, 2001 we notified Hitachi of our intent to terminate the Master Sale Agreement as of September 22, 2001 in accordance with the requirements of said agreement. We used Hitachi to assemble our Synchronix 2000 products. We have been assembling the Synchronix product previously assembled by Hitachi in our New Jersey facility. Hitachi was refusing to deliver certain goods which we had paid for in full. On October 10, 2001, we filed suit against Hitachi in Federal District Court in New Jersey seeking specific performance on the delivery of such goods. In December 2001, both parties agreed to resolve this matter in binding arbitration. As part of this arbitration agreement, Hitachi agreed to deliver to us the goods which we had paid for in full. We agreed to post a letter of credit in the amount of $162 representing Hitachi's claim against us associated with the purchase of excess component parts used to assemble our product. On February 28, 2003, the Decision of Arbitrator was received awarding Hitachi $24, which was offset by attorney fees awarded to us in the amount of $6, resulting in a sum payable to Hitachi of $18.

Item 4. Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                    PART II

Item 5. Market For the Company's Common Equity and Related Shareholder Matters.

     Pursuant to a decision of the Nasdaq Qualifications Panel, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective July 5, 2001, subject to certain exceptions. On July 10, 2001, we announced the approval of a 1:6 reverse stock split effective on the close of business on Friday, July 20, 2001, pursuant to which one new share of our common stock was issued in exchange for each six outstanding shares of common stock. Our post-split common stock began trading on the Nasdaq SmallCap Market under the symbol "SENGC" on July 23, 2001 and continued to trade under this symbol during an exception period granted by Nasdaq. Nasdaq notified the Company on August 10, 2001 that we had satisfied the Nasdaq SmallCap Market continued listing requirements and, on August 14, 2001, our Common Stock began trading without exception on the Nasdaq SmallCap Market under the symbol "SENG".

     On May 23, 2002, the Nasdaq Qualifications Staff notified the Company that it did not comply with either the minimum net tangible assets or the minimum stockholders' equity requirements for continued listing set forth in Market Place Rule 4310(2)(B). The Company began trading on the Over-the-Counter
Bulletin Board (OTCBB) effective with the opening of business on October 3, 2002. The trading symbol remains SENG.

     The following table sets forth the high and low sales price for the common stock for each of the quarters since December 31, 1999 as adjusted to reflect the 1:6 stock split. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As our common stock no longer trades on an exchange, we are required to report in future filings our high and low bid information.

                                                            High        Low
                                                           -------    ------
Fiscal Year Ended December 31, 2001
         First Quarter..................................  $ 0.875    $ 0.281
         Second Quarter.................................    1.070      0.410
         Third Quarter..................................    4.140      1.500
         Fourth Quarter.................................    4.950      0.970
Fiscal Year Ended December 31, 2002
         First Quarter..................................    1.480      0.500
         Second Quarter.................................    1.430      0.820
         Third Quarter..................................    1.150      0.400
         Fourth Quarter.................................    1.010      0.100

     On March 28, 2003, the last reported sale price of our common stock as OTCBB was $0.70 per share. As of March 28, 2003, the approximate number of holders of record of our common stock was 172.

     We have never paid, and do not anticipate paying, any cash dividends on our common stock for the foreseeable future. Our factoring facility with GMAC restricts our ability to pay certain dividends without its prior written consent.

     As of December 31, 2002, we had 1,848,328 shares outstanding of our 6% Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"). Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of our common stock. As a result of the one-for-six reverse stock split of our common stock, effective July 20, 2002, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of the our common stock. The conversion ratio is subject to adjustments under certain conditions. During 2001 and 2002, respectively, 408,125 and 128,141 shares of Series A Preferred Stock were converted into 544,167 and 167,420 shares of common stock at the request of certain Series A Preferred Stock shareholders. The Series A Preferred Stock is automatically convertible upon the consummation of our sale of common stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of our common stock are entitled to vote upon, on an as-converted to common stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the common stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including our common stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. On November 29, 2001, the Board of Directors declared dividends in arrears valued at $193 to be paid in additional shares of Series A Preferred Stock associated with the March 15, June 15, September 15 and December 15, 2001 dividend payments. As a result, the Company issued 96,367 shares of Series A Preferred Stock on January 28, 2002. On April 26, July 25 and September 26, 2002, the Board of Directors declared dividends valued at $57 for each declaration paid in additional shares of Series A Preferred Stock. As a result, the Company issued 28,561 and 28,416 shares of Series A Preferred Stock for the March 15 dividend payment and the June 15 dividend payment, respectively. As of December 31, 2002, 28,574 shares of Series A Preferred Stock associated with the September 15 dividend payment have not been issued.

     As of December 31, 2002, approximately $67 of dividends had accumulated and have not been declared and paid representing dividends in arrears for the period from September 16, 2002 through December 31, 2002. On January 23, 2003, the Board of Directors declared dividends valued at approximately $57 relating to the quarterly period through December 15, 2002.

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

Item 6. Selected Consolidated Financial Data.

     The following selected consolidated financial data as of and for the five years ended December 31, 2002 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected for any future period. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.



                                                                 Year Ended December 31,
                                             ---------------------------------------------------------------
                                               1998          1999           2000         2001         2002
                                               ----          ----           ----         ----         ----
                                                         (in thousands, except per share amounts)
Statement of Operations Data:

Net sales..............................       $ 28,466   $  39,761      $  15,022      $ 10,022      $  5,413
  Cost of sales........................         20,452      26,777         15,268         6,168         3,606
                                               -------    --------       --------       -------       -------
Gross profit (deficit).................          8,014      12,984           (246)        3,854         1,807

  Selling, general and
     administrative expenses...........          8,378       9,693         10,925         5,588         4,901
  Research and development
     expenses..........................          2,683       1,939          2,112         1,308           683
                                               -------    --------       --------       -------        -------
Operating income (loss)................         (3,047)      1,352        (13,283)       (3,042)       (3,777)
Gain on sale of certain patents &
  Intellectual property................             --          --             --            --         1,000
  Gain on sale of SANStar..............             --          --             --           284            --
  Net interest income (expense) .......            390         162            193            66            (1)
                                               -------    --------       --------       -------        -------
(Loss) income before income tax benefit         (2,657)      1,514        (13,090)       (2,692)       (2,778)
Income tax benefit.....................             --        (438)          (235)         (262)         (248)
                                               -------    --------       --------       -------        -------
Net (loss) income .....................         (2,657)      1,952        (12,855)       (2,430)       (2,530)
Preferred dividends and accretion......             --          --             --        (4,625)         (227)
                                               -------    --------       --------       -------        -------
Net (loss) income applicable
  to common shares.....................       $ (2,657)  $   1,952      $ (12,855)       (7,055)       (2,757)
                                              ========   =========      =========        =======       =======

Net (loss) income per share before
  extraordinary item -  basic..........       $  (1.45)  $    1.06      $   (6.71)     $  (3.56)     $  (1.07)
Net (loss) income per share -  basic...       $  (1.45)  $    1.06      $   (6.71)     $  (3.56)     $  (1.07)
Net (loss) income per share before
  extraordinary item -  diluted........       $  (1.45)  $    0.98      $   (6.71)     $  (3.56)     $  (1.07)
Net (loss) income per share -  diluted.       $  (1.45)  $    0.98      $   (6.71)     $  (3.56)     $  (1.07)
Weighted average common
  shares outstanding -  basic..........          1,828       1,849          1,915         1,982         2,577
Weighted average common shares
  outstanding -  diluted...............          1,828       1,996          1,915         1,982         2,577

                                                                       December 31,
                                               --------------------------------------------------------------
                                               1998          1999           2000         2001         2002
                                               ----          ----           ----         ----         ----
                                                                      (in thousands)
Balance Sheet Data:
Cash...................................       $  5,374   $   7,993      $   2,221      $ 3,146       $2,799
Working capital........................         11,969      14,200          3,467        5,533        3,398
Total assets...........................         21,374      23,231          9,632        8,077        6,435
Loans payable and payable to Finova
  Capital..............................          1,231         968            276           66          484
6% cumulative convertible
  preferred stock Series A.............             --          --             --        3,839        3,754
Shareholders' equity...................       $ 15,232   $  17,701      $   5,145      $ 2,627      $   189

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Storage Engine, Inc. is a provider of document imaging solutions and fault tolerant, cost effective enterprise data storage solutions that serve a wide range of business and government markets. We believe we have significant experience with handling, designing, engineering, architecting, installing and implementing information storage solutions to solve data storage needs. Having manufactured products for OEMs as well as end users, our knowledge and quality practices ensure that our data storage products provide the reliability demanded by our customers. Our goal is to meet and exceed our customers' expectations. We achieved ISO 9001 certification in 1999 and have continued to maintain this certification status of quality.

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

     We have identified a vertical imaging market that we are pursuing for our solutions and those of our partners. In this market we are providing a seamless data storage approach for document management and handling with current technology in a cost effective and centralized means. With the addition of several new hires with long term experience in the document imaging business, we believe we have accelerated our ability to provide world class imaging services solutions.

     In August 2002, we sold a majority of our patents and intellectual property to Veritas Software Corporation of Mountain View, CA for $1,000. We have retained a perpetual, royalty free, non-exclusive license to the patents.

     Sales to the U.S. Air Force accounted for approximately 30.5%, 47.2% and 42.6% of net sales in 2000, 2001 and 2002, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Item 3. Legal Proceedings.

     The following table sets forth, for the periods indicated, the net sales derived from each of our sales channels:


                                                      Year Ended December 31,
                                             ----------------------------------
                                                 2000      2001        2002
                                             ----------------------------------
                                                       (in thousands)
Commercial, other Federal customers,
 and alternate channel partners..............$  10,446   $  5,293   $   2,682
 U.S. Air Force..............................    4,576      4,729       2,307
  Imaging                                           --         --         424
                                              --------   --------   ---------
                                             $  15,022   $ 10,022   $   5,413
                                              ========   ========   =========

     Our commercial, other Federal and imaging sales include sales through select resellers. All sales to the U.S. Air Force are through Federal integrators. Federal integrators are government contractors who sell directly to U.S. government entities.

     Neither we nor any person acting on our behalf, has, in this Annual Report on Form 10-K or otherwise, publicly disclosed material information that includes a non-GAAP financial measure.

Critical Accounting Policies, Estimates and Risks

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (SEC), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 3 to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

     In addition, Financial Reporting Release No. 61 was released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue

     Revenue is recognized upon shipment of the product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining. Revenue related to imaging services is recognized upon customer acceptance. Amounts received in advance of acceptance are recorded as deferred revenue. Revenue related to maintenance contracts are recognized over the respective terms of the maintenance contracts.

Cost of Revenue

     Our cost of revenue relating to product sales consists primarily of:

          o    the costs of purchased material;

          o    direct labor and related overhead expenses; and

          o    amortization and write-off of capitalized software.

Capitalized Software

     We capitalize software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Capitalized software amounts that have no future economic benefit are written down to net realizable value in the period that such value is derived. Amortization of capitalized software development is charged to cost of sales and aggregated $919, $156, and zero for 2000, 2001 and 2002, respectively. We did not capitalize any software development costs during 2001 and 2002.

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

Results of Operations

     The following table sets forth for the periods indicated certain financial data expressed as a percentage of total revenue:


                                                                           Year Ended December 31,
                                                                    2000            2001             2002
Net sales:
    Commercial,other Federal, and
     alternate channel partners.............................        69.5%            52.8%             49.6%
    U.S. Air Force..........................................         30.5            47.2              42.6
      Imaging...............................................           --              --               7.8
                                                                ---------       ----------       ----------
Total net sales.............................................        100.0           100.0             100.0
  Cost of sales.............................................        101.6            61.5              66.6
                                                                ---------       ----------       ----------
Gross (deficit) profit......................................         (1.6)           38.5              33.4
  Selling, general & administrative expenses................         72.7            55.7              90.6
  Research & development expenses...........................         14.1            13.1              12.6
                                                                ---------       ----------       ----------
Operating loss..............................................        (88.4)          (30.3)            (69.8)
  Gain on sale of certain patents and intellectual property.           --              --              18.5
  Gain on sale of SANStar...................................           --             2.8                --
  Net interest income.......................................          1.3             0.7                --
                                                                ---------       ----------       ----------
Loss before income tax benefit..............................        (87.1)          (26.8)            (51.3)
  Income tax benefit .......................................          1.6             2.6               4.6
                                                                ---------       ----------       ----------
Net loss ...................................................        (85.5)%         (24.2)%           (46.7)%
                                                                ==========      ===========      ===========

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

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
     ---------------------------------------------------------------------

     Net Sales

     Net sales decreased by approximately $4,609, or 46.0%, to $5,413 in 2002 from $10,022 in 2001. Sales of our fault tolerant enterprise storage solutions accounted for 78.9% and 80.9% of net sales in 2002 and 2001, respectively. Service revenues accounted for 16.8% and 12.2% of net sales in 2002 and 2001, respectively. Other revenues accounted for 4.3% and 6.9% of net sales in 2002 and 2001, respectively. The decrease in 2002 net sales resulted primarily from lower sales of our enterprise storage solutions to commercial and other Federal customers and the U.S. Air Force through Federal integrators, partially offset by an increase in imaging sales.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $2,422, or 51.2%, to $2,307 in 2002 from $4,729 in 2001. Such sales accounted for approximately 42.6% and 47.2% of net sales in 2002 and 2001, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals. We cannot be certain that our sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation discussed in Item 3. Legal Proceedings.

     Sales to our commercial, other Federal customers, and alternate channel partners decreased by approximately $2,611, or 49.3%, to $2,682 in 2002 from $5,293 in 2001. Sales to our commercial, other Federal customers and alternate channel partners decreased primarily as a result of the U.S. economic recession and the decline of the dot-com companies. In addition, price competition in the U.S. forced us to cut our prices in certain cases. The decrease in sales to commercial, other Federal customers, and alternate channel partners was primarily due to a decrease in sales volume. We expect our sales to commercial and other Federal customers to continue to comprise a significant portion of our net sales as we concentrate our sales on data intensive applications. However, we do not expect that our alternate channel partners will continue to represent a significant portion of our net sales. Quarterly fluctuations in sales to commercial and other Federal customers are the result of several factors over which we have no control, including highly competitive markets where we are competing with much larger companies. We cannot be certain that our sales to commercial and other Federal customers will not be adversely affected by the overall poor economic conditions.

     Sales to our imaging customers increased by approximately $424, or 100%, in 2002 from zero in 2001. Such increase represents management's concerted effort to increase sales within this vertical market. Although imaging net sales have not historically represented a significant portion of our net sales, we expect that our sales to imaging customers will increase as we devote additional sales and marketing efforts to this market and we gain greater recognition in the document conversion market.

Quarterly fluctuations in sales to our imaging customers are due to several factors, including budget approval and departmental controls. We cannot be certain that our imaging market initiative will not be adversely affected by the overall poor economic conditions.

     Gross Profit

     Our gross profit decreased by approximately $2,047 to a gross profit of approximately $1,807 in 2002 from a gross profit of $3,854 in 2001. Such decrease in gross margin is primarily due to the overall decrease in sales. The gross margin percentage in 2002 was 33.4% as compared to 38.5% in 2001. Such decrease in gross margin percentage is primarily due to the lower absorption of fixed overhead cost in 2002 as compared to 2001. We expect that we will generate gross margins from our sales to the U. S. Air Force through integrators, commercial, other Federal customers, and imaging customers. Our gross margins could fluctuate depending upon the mix of net sales in any one quarter.

     Operating Expenses

     Selling, general and administrative (SG&A) expenses decreased by $687 or 12.3%, to $4,901 in 2002 from $5,588 in 2001. Such decrease was primarily due to the reduction in workforce which occurred during the first quarter of 2002.

     SG&A expenses as a percentage of net sales represented 90.6% and 55.7% for 2002 and 2001, respectively. Such percentage increase is attributable to the reduction in revenues offset by the decrease in SG&A costs. Salaries, commissions, bonuses, employee benefits and payroll taxes were the largest components of operating expenses, accounting for 61.4% and 64.5% of such expenses in 2002 and 2001, respectively.

     Research and development expenses decreased in 2002 by $625, or 47.8%, to $683 in 2002 from $1,308 in 2001. Such decrease represents the reduction in payroll expense associated with the reduction in force which occurred in the first quarter of 2002. Such expenses represented approximately 12.6% and 13.1% of our net sales for 2002 and 2001, respectively.

     We will continue to manage our overall cost structure and take the necessary steps reduce costs where appropriate in order to return to profitability. There can be no assurance, however, that we will be successful in controlling costs to the extent necessary to return to profitability.

     Sale of Certain Patents and Intellectual Property

     In August 2002, we sold a majority of our patents and intellectual property to Veritas Software Corporation of Mountain View, CA for $1,000. We have retained a perpetual, royalty free, non-exclusive license to the patents.

     Net Interest Expense/Income

     Net interest expense was $1 in 2002 as compared to net interest income of $66 for 2001. The decrease in interest income was primarily due to decreased interest rates in 2002, and lower cash balances in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

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

Liquidity and Capital Resources

     Our cash balance was approximately $2,799 at December 31, 2002.

     Net cash used in operating activities was $1,598 and $2,618 in 2002 and 2001, respectively. Net cash used in operating activities in 2002 resulted primarily from the net loss from operations after adding back depreciation, amortization and the gain on the sale of certain patents and intellectual property, offset in part by a decrease in inventories, and an increase in accounts payable, accrued liabilities and deferred revenue. Net cash provided by investing activities was $872 in 2002, and primarily represents proceeds from the sale of certain patents and intellectual property. Net cash provided by financing activities was $379 in 2002 and primarily represents net borrowings under a revolving credit agreement.

     We used $128 and $461 for the acquisition of equipment by direct purchase during 2002 and 2001, respectively. Such expenditures primarily consisted of computer equipment associated with our research and development efforts.

     In August 2002, we sold a majority of our patents and intellectual property to Veritas Software Corporation of Mountain View, CA for $1,000. We have retained a perpetual, royalty free, non-exclusive license to the patents.

     We had working capital of $3,398 and $5,533 at December 31, 2002 and 2001, respectively.

     On July 9, 1997, we entered into a full recourse factoring facility with GMAC Commercial Credit LLC (GMAC) which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined in the agreement - $852 as of December 31, 2002). Interest on such advances is payable monthly in arrears at the prime lending rate and we are obligated to pay certain annual fees. The factoring facility currently expires on July 30, 2003 and may be extended on an annual basis thereafter until terminated by either party upon sixty days prior written notice. Our obligations under such agreement are collateralized by substantially all of our assets. As of December 31, 2002, we had an outstanding balance of $484 under this full recourse factoring facility.

     Our original agreement with GMAC restricted our ability to pay certain dividends without GMAC's prior written consent. On December 31, 2001, GMAC modified the agreement to allow us to pay dividends with respect to the Series A Preferred Stock in the form of additional shares of Series A Preferred Stock.

     We have certain covenants with GMAC and we are in compliance as of December 31, 2002.

     As of December 31, 2002, we have Net Operating Loss ("NOL") carryforwards for Federal income tax purposes of approximately $25,673, which will begin to expire in 2009. We also have research and development tax credit carryforwards for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. We experienced a change in ownership in 1996 ("1996 Ownership Change") as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited.

     The issuance of Series A Preferred Stock in 2000 may create a change in our ownership as defined by Section 382. Therefore, further use of the NOLs and income tax credits generated subsequent to the 1996 Ownership Change may also be limited.

     As of December 31, 2002, we have approximately $8,013 of state NOL carryforwards, which will begin to expire in 2005 and state research and development tax credit carryforwards of $86, which will begin to expire in 2004.

     In December 2002, we sold $256 of State Research and Development tax credits, which resulted in a tax benefit of $225. In December 2001, we sold $8,147 of State NOL carryforwards, which resulted in a tax benefit of $262.

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to offset our net deferred tax assets. We will periodically reassess the valuation allowance.

     On March 9, 2001, we issued 1,450,000 shares of Series A Preferred Stock to certain accredited investors pursuant to the initial closing of the Private Placement for gross proceeds equal to $2,900. On April 4, 2001 and April 19, 2001, we issued to accredited investors 250,000 and 300,000 shares of additional Series A Preferred Stock, respectively. In addition, we issued an aggregate of 125,000 shares of Series A Preferred Stock to Unterberg Towbin, our financial advisor in the Private Placement, for services provided in connection with the Private Placement. We received aggregate gross proceeds of $4,000 in connection with the Private Placement.

     The terms and conditions of the Private Placement provided for a cash payment or the issuance of additional shares of the our Series A Preferred Stock if a shelf registration statement covering the shares of Common Stock underlying the Series A Preferred Stock issued in the Private Placement was not declared effective by the SEC within 180 days following each of three closing dates in the Private Placement. Since a shelf registration statement covering such shares was not declared effective by the SEC within the allowable timeframes, we issued an aggregate of 106,250 additional shares of its Series A Preferred Stock to its Series A Preferred Stock shareholders on October 16, 2001. We had 30 business days following the default date to issue the default shares. On October 16, 2001, we increased the number of shares designated as Series A Preferred Stock to 2,231,250.

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of our common stock. As a result of the one-for-six reverse stock split of the our common stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of the our common stock at the request of certain Series A Preferred Stock shareholders. The conversion ratio is subject to adjustments under certain conditions. During 2001 and 2002, respectively, 408,125 and 128,141 shares of Series A Preferred were converted into 544,167 and 167,420 shares of common stock at the request of certain Series A Preferred Stock shareholders. The Series A Preferred Stock is automatically convertible upon the consummation of our sale of common stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of our common stock are entitled to vote upon, on an as-converted to common stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the common stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at our option, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including common stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. On November 29, 2001, the Board of Directors declared dividends in arrears valued at $193 to be paid in additional shares of Series A Preferred Stock associated with the March 15, June 15, September 15 and December 15, 2001 dividend payments. As a result, the Company issued 96,367 shares of Series A Preferred Stock on January 28, 2002. On April 26, July 25 and September 26, 2002, the Board of Directors declared dividends valued at $57 for each declaration paid in additional shares of Series A Preferred Stock. As a result, we issued 28,561 and 28,416 shares of Series A Preferred Stock for the March 15 dividend payment and the June 15 dividend payment, respectively. As of December 31, 2002, 28,574 shares of Series A Preferred Stock associated with the September 15 dividend payment have not been issued.

     As of December 31, 2002, approximately $67 of dividends had accumulated and have not been declared and paid representing dividends in arrears for the period from September 16, 2002 through December 31, 2002. On January 23, 2003, the Board of Directors declared dividends valued at approximately $57 relating to the quarterly period through December 15, 2002.

     The Series A Preferred Stock is subject to mandatory redemption by us four years after its issuance. The Series A Preferred Stock may also be redeemed at our option or the holder under certain conditions. Subject to certain conditions, holders of Series A Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more.

     On March 1, 2002, we received notification from Nasdaq that our common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4).

     On May 23, 2002, the Nasdaq Qualifications Staff notified the Company that it did not comply with either the minimum net tangible assets or the minimum stockholders' equity requirements for continued listing set forth in Market Place Rule 4310(2)(B). The Company began trading on the Over-the-Counter Bulletin Board

(OTCBB) effective with the opening of business on October 3, 2002. The trading symbol remains SENG.

     We have capital leases for certain equipment. In addition, we are obligated under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by us. Under certain leases, we have the option to renew for additional terms at specified rentals. Rent expense for such leases approximated $712, $621, and $538 for the years ended December 31, 2000, 2001, and 2002, respectively.

     During 2002, the Company consolidated its two Tinton Falls, New Jersey facilities into one location and negotiated a settlement which released the Company from any and all obligations associated with the vacated facility. As part of such settlement, the Company paid $71 to the landlord.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 2002:

                                                     Capitalized      Operating
                                                       Leases          Leases

2003.............................................  $        37     $       280
2004.............................................            5             250
2005.............................................            4             250
                                                       -------         -------
Total minimum lease payments.....................           46     $       780
                                                                       =======
Less amount representing interest................            4
                                                       -------
Present value of net minimum lease payments......  $        42
                                                       =======

     In response to competitive and financial pressures, during the first quarter of 2001, we reduced our workforce by up to 40% across most departments. Additionally, our executive officers agreed to salary reductions. On February 11, 2002, we announced that we had further reduced our staff by seventeen. These reductions did not affect our sales and marketing departments. As a result, we took a charge of approximately $100 the first quarter of 2002.

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

     Subject to the risks discussed in this Annual Report on Form 10-K, we believe that our existing available cash and credit facilities will be adequate to satisfy our current and planned operations for at least the next 12 months. Our operating plan, which for the year ending December 31, 2003 anticipates a loss from operations, contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers as well as monitoring our on-going costs. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. If we cannot raise additional necessary funds, we could be required to reduce our capital expenditures, scale back our research and product developments, reduce our workforce and license to others products or technologies we would otherwise seek to commercialize ourselves.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2002, all of our available excess funds were cash or cash equivalents whose value is not subject to changes in interest rates. We currently hold no derivative instruments and do not earn foreign-source income. We expect to invest our cash only in debt obligations issued by the U.S. government or its agencies with maturities of less than one year.

Item 8. Financial Statements and Supplementary Data.

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

     The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

Item 14. Controls and Procedures.

     Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's president and chief executive officer (principal executive officer) and the Company's chief financial officer (principal accounting and financial officer) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

     Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) Financial Statements.

Financial  Statements  are  included  in  Item  8,  "Financial   Statements  and
Supplementary Data" as follows:

          o    Report of Independent Auditors -Eisner LLP

          o    Consolidated Balance Sheets - December 31, 2001 and 2002

          o Consolidated Statements of Operations - Years ended December 31, 2000, 2001 and 2002

          o Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 2001 and 2002

          o Consolidated Statements of Cash Flows - Years ended December 31, 2000, 2001 and 2002

          o Notes to Consolidated Financial Statements - December 31, 2002 and 2001

     (a) (2) Financial Statement Schedule.

                    Schedule II - Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a) (3) Exhibits.

                    Reference is made to the Exhibit Index on Page 43.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2003.

                                      STORAGE ENGINE, INC.


                                      By:    /s/Gregg M. Azcuy
                                             ----------------------------
                                             Gregg M. Azcuy, President and
                                             Chief Executive Officer

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



              Signature                                    Title                                   Date
              ---------                                    -----                                   ----

/s/ Gregg M. Azcuy                        President, Chief Executive Officer and           March 31, 2003
-------------------------------           Director (Principal Executive Officer)
Gregg M. Azcuy

/s/ Louis J. Altieri                      Vice President, Finance and                      March 31, 2003
-------------------------------           Administration (Principal Financial and
Louis J. Altieri                          Accounting Officer)

/s/ Michael E. Faherty                    Chairman of the Board and Director               March 31, 2003
-------------------------------
Michael E. Faherty

/s/ Gale R. Aguilar                       Director                                         March 31, 2003
-------------------------------
Gale R. Aguilar

/s/ James K. Dutton                       Director                                         March 31, 2003
-------------------------------
James K. Dutton

/s/ Donald E. Fowler                      Director                                         March 31, 2003
-------------------------------
Donald E. Fowler

/s/ Frank R. Triolo                       Director                                         March 31, 2003
-------------------------------
Frank R. Triolo

/s/ Thomas I. Unterberg                   Director                                         March 31, 2003
-------------------------------
Thomas I. Unterberg

                                  CERTIFICATION

I, Gregg M. Azcuy, certify that:

     1. I have reviewed this annual report on Form 10-K of Storage Engine, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ Gregg M. Azcuy
                                            ------------------------------
Dated:   March 31, 2003                    Gregg M. Azcuy,  President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

                                  CERTIFICATION

I, Louis J. Altieri, certify that:

     1. I have reviewed this annual report on Form 10-K of Storage Engine, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    /s/ Louis J. Altieri
                                    -------------------------------------------
Dated:   March 31, 2003             Louis J. Altieri, Vice President,
                                    Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
     No.                          Description of Exhibit
    ------------                  -----------------------

     3.1 Certificate of Amendment to the Restated and Amended Certificate of Incorporation, as amended. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 13, 2002.)

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

    Exhibit
     No.                          Description of Exhibit
    ------------                  -----------------------

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

     Exhibit
     No.                          Description of Exhibit
    ------------                  -----------------------

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

     Exhibit
     No.                          Description of Exhibit
    ------------                  -----------------------

     10.18 Factoring Agreement dated July 9, 1997 between the Company and NationsBanc Commercial Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 6, 1997.)

     10.19 Series A Convertible Preferred Stock Purchase Agreement dated as of March 9, 2001 between the Company and the Purchasers listed therein. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2001.)

     21 Listing of Subsidiaries. (Incorporated by reference to the Company's Annual Report on Form 10-K/A for the annual period ended December 31, 1996 filed on March 28, 1997.)

     23.1+          Consent of Eisner, LLP.

     99.1+          Certification  of principal  executive  officer  pursuant to
                    Section  906 of the  Sarbanes-Oxley  Act of 2002,  18 U.S.C.
                    1350.

     99.2+          Certification  of principal  financial  officer  pursuant to
                    Section  906 of the  Sarbanes-Oxley  Act of 2002,  18 U.S.C.
                    1350.

     ---------------

     * A management contract or compensatory plan or agreement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

     + Filed herewith. All other exhibits previously filed.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE

                                                                           Page
                                                                           ----

Report of Independent Auditors -Eisner LLP .................................F-2

Consolidated Balance Sheets as of
   December 31, 2001 and 2002...............................................F-3

Consolidated Statements of Operations for
   each of the three years in the period ended
   December 31, 2002........................................................F-4

Consolidated Statements of Shareholders'
   Equity for each of the three years in
   the period ended December 31, 2002.......................................F-5

Consolidated Statements of Cash Flows
   for each of the three years in the period
   ended December 31, 2002..................................................F-6

Notes to Consolidated Financial Statements..................................F-8

Schedule II - Valuation and Qualifying Accounts.............................S-1

Schedules other than those listed are omitted as they are not applicable, or the required or equivalent information has been included in the financial statements or notes thereto.

                           INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Storage Engine, Inc.

     We have audited the accompanying consolidated balance sheets of Storage Engine, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Engine, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ EISNER, LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
February 28, 2003

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                        December 31,
                                                                          ----------------------------------------
                                                                                2001                  2002
Assets
Current Assets:
   Cash and cash equivalents...........................................  $       3,146            $      2,799
   Accounts receivable, less allowance for doubtful accounts of $20 in
    2001 and $146 in 2002..............................................            961                   1,048
   Inventories.........................................................          2,896                   1,926
   Prepaid expenses and other receivables..............................            111                     109
                                                                         -------------             -----------
                                                                                 7,114                   5,882

Property and equipment (net)...........................................            922                     522
Other assets...........................................................             41                      31
                                                                         -------------             -----------
          Total Assets.................................................  $       8,077            $      6,435
                                                                         =============             ============

Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable........................................................  $          66            $        484
   Capital lease obligations...........................................             58                      34
   Accounts payable....................................................            245                     598
   Accrued expenses and other..........................................            683                     524
   Warranty............................................................            387                     293
   Deferred revenue....................................................            142                     551
                                                                         -------------            ------------
                                                                                 1,581                   2,484

Capital lease obligations, net of current portion......................             30                       8
                                                                         -------------            ------------
                                                                                 1,611                   2,492
                                                                         -------------            ------------

   6% cumulative convertible preferred stock, Series A $.01 par value;
    2,231,250 shares authorized; 1,823,125, and 1,848,328 shares issued and outstanding at December 31, 2001 and 2002, respectively, and 96,367 and 28,574 shares issuable at December 31, 2001
    and 2002, respectively.............................................          3,839                   3,754

Shareholders' Equity:
   Preferred stock, $.01 par value, authorized 3,000,000 shares;
   issued 2,231,250 Series A shares, outstanding 1,848,328 Series A
   shares..............................................................             --                      --
   Common stock, $.01 par value authorized, 8,333,333 shares;
   issued and outstanding, 2,488,637 and 2,662,519 shares at December 31,
   2001 and 2002, respectively ..........................................           25                      27
   Capital in excess of par value .....................................         31,287                  31,548
   Accumulated deficit.................................................        (28,685)                (31,386)
                                                                         -------------            ------------
Total shareholders' equity                                                       2,627                     189
                                                                         -------------            ------------
       Total Liabilities and Shareholders' Equity......................  $       8,077            $      6,435
                                                                         =============            =============

          See accompanying notes to consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                          Year Ended December 31
---------------------------------------------------------------------------------------------------------------
                                                             2000                  2001                 2002
                                                     ---------------        -------------        -------------
Product sales - net.......................              $  13,993             $   8,799             $   4,506
Service sales - net......................                   1,029                 1,223                   907
                                                      -----------            ----------             ---------
Total net sales                                            15,022                10,022                 5,413
                                                      -----------            ----------             ---------
Cost of sales:
Product...................................                 14,684                 5,643                 3,220
Service...................................                    584                   525                   386
                                                      -----------            ----------             ---------
Total cost of sales.......................                 15,268                 6,168                 3,606
                                                      -----------            ----------             ---------
Gross (deficit) profit....................                   (246)                3,854                 1,807
                                                      -----------            ----------             ---------

Operating expenses:
  Selling, general & administrative.......                 10,925                 5,588                 4,901
  Research & development..................                  2,112                 1,308                   683
                                                      -----------            ----------             ---------
                                                           13,037                 6,896                 5,584
                                                      -----------            ----------             ---------
Operating loss ...........................                (13,283)               (3,042)               (3,777)

  Gain on sale of certain  patents &
    intellectual
    property..............................                     --                    --                 1,000
  Net gain on sale of SANStar                                  --                   284                    --
  Net interest income (expense)...........                    193                    66                    (1)
                                                      -----------            ----------             ---------
Loss before income tax benefit ...........                (13,090)               (2,692)               (2,778)
  Income tax benefit......................                    235                   262                   248
                                                      -----------            ----------             ---------
Net loss..................................                (12,855)               (2,430)               (2,530)

Preferred stock dividend (including
 beneficial conversion feature of $3,764 in
 2001.....................................                     --                (4,625)                 (227)
                                                      -----------            ----------             ---------
Net loss applicable to common shareholders             $  (12,855)               (7,055)               (2,757)
                                                       ===========          ===========             ===========

Net loss per common share -
basic and diluted.........................             $    (6.71)            $   (3.56)            $   (1.07)
                                                      ===========           ===========             ===========

Weighted average number of common shares -
basic and diluted.........................                  1,915                 1,982                 2,577
                                                      ===========           ============            ===========



          See accompanying notes to consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                          Capital in                       Total
                                                           Excess of    Accumulated      Shareholders'
                                   Shares       Amount    Par Value       Deficit           Equity

Balance at January 1, 2000       1,890,219      $   18    $  26,469     $  (8,786)       $  17,701

Issuance of stock and stock
  option exercises............      36,871           1          298            --              299

Net loss......................          --          --           --       (12,855)         (12,855)
                                  --------       -----       -------      -------           --------

Balance at December 31, 2000     1,927,090          19       26,767       (21,641)           5,145

Issuance of stock and stock
  option exercises............      17,380           1           32            --               33

Dividends on Series A
  preferred stock including
  beneficial conversion
  feature and fees of $3,764            --          --        3,677        (4,614)            (937)

Conversion of Series A
  preferred stock to
  common......................     544,167           5          811            --              816

Net loss......................          --          --           --        (2,430)          (2,430)
                                  --------       -----       -------      -------           --------

Balance at December 31, 2001..   2,488,637          25       31,287       (28,685)           2,627

Issuance of stock under
  employee stock purchase
  plan........................       6,462          --            6            --                6

Dividends on Series A
  Preferred Stock.............          --          --           --          (171)            (171)

Conversion of Series A
  preferred stock to
  common......................     167,420           2          255            --              257

Net loss......................          --          --           --        (2,530)           (2,530)
                                  --------       -----       -------      -------           --------

Balance at December 31, 2002..   2,662,519      $   27     $ 31,548     $ (31,386)        $    189
                                 =========      ======     ========     =========          ========


          See accompanying notes to consolidated financial statements.



                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                             Year Ended December 31,
                                                                 ------------------------------------------------
                                                                        2000              2001             2002
Cash flows from operating activities:
Net loss....................................................        $   (12,855)     $  (2,430)       $   (2,530)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization...........................              1,986            951               528
    Gain on sale of SANStar..................................                --           (284)               --
    Gain on sale of certain patents and intellectual property                --             --            (1,000)
    Write off of capitalized software.......................              1,738             --                --
Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable..............              4,930           (62)               (87)
    Decrease in inventories.................................              1,118          1,556               970
    (Increase) decrease in prepaid expenses and other
      receivables...........................................                (39)           203                12
    (Decrease) increase in accounts payable, accrued
      liabilities and other.................................               (472)        (2,481)              100
    Increase (decrease) in deferred revenue.................                144            (71)              409
                                                                     -----------     ---------         ---------
Net cash used in operating activities.......................             (3,450)        (2,618)           (1,598)
                                                                     -----------     ---------         ---------
Cash flows from investing activities:
   Additions to property and equipment......................               (475)          (461)             (128)
   Gross proceeds from sale of SANStar......................                 --            580                --
   Gross proceeds from the sale of certain patents and
   intellectual property ...................................                 --             --             1,000
   Additions to capitalized software........................             (1,274)            --                --
                                                                     -----------     ---------         ---------
Net cash (used in) provided by investing activities.........             (1,749)           119               872
                                                                     -----------     ---------         ---------
Cash flows from financing activities:
   Borrowings under revolving credit agreement..............             17,283          5,673             5,963
   Repayments under revolving credit agreement..............            (17,122)        (5,768)           (5,545)
   Decrease in payable to Finova Capital....................               (853)          (115)               --
   Repayment of capital lease obligations...................               (180)          (114)              (46)
   Proceeds from exercise of employee stock options and
     issuance of common stock...............................                299             33                 7
   Net proceeds from sale of Series A Preferred Stock.......                 --          3,715                --
                                                                     -----------     ---------         ---------
Net cash (used in) provided by financing activities.........               (573)         3,424               379
                                                                     -----------     ---------         ---------
Net  (decrease) increase  in cash and cash equivalents......             (5,772)           925              (347)
Cash and cash equivalents at beginning of year..............              7,993          2,221             3,146
                                                                     -----------     ---------         ---------
Cash and cash equivalents at end of year....................        $     2,221      $   3,146        $    2,799
                                                                    ===========      =========        ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest...............................................        $       141      $      44        $       34
                                                                    ===========      =========        ==========
   Supplemental disclosure of non-cash investing and
    financing activities:
     Property acquired under capital lease obligations......        $        57             --        $       12
                                                                    ===========      =========        ==========
     Fees related to issuance of Series A Preferred Stock.....               --      $     455                --
                                                                    ===========      =========        ==========



     Dividends related to issuance of Series A Preferred Stock               --      $     193        $      171
                                                                    ===========      =========        ==========
     Conversion of Series A Preferred to Common Stock.......                 --      $     816        $      257
                                                                    ===========      =========        ==========
     Issuance of additional Series A Preferred Stock
     relating to shelf registration.........................                 --      $     213                --
                                                                    ===========      =========        ==========
     Beneficial conversion feature on issuance of
      Series A Preferred Stock..............................                 --      $   3,764                --
                                                                    ===========      =========        ==========



          See accompanying notes to consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in Thousands Except Per Share Information)


Note 1 -- The Company

     Storage Engine, Inc. ("the Company") is a provider of document imaging solutions and fault tolerant, cost effective enterprise data storage solutions that serve a wide range of business and government markets.

     Through the Company's knowledge of the use of information and its handling, in connectivity options such as Direct Attached Storage (DAS), Network Attached Storage (NAS), Storage Area Networks (SAN) and the centralization of those technologies/resources, including disaster recovery and backup technologies, the Company seeks to design and implement the optimal information storage solution to meet user needs, including the Company's data intensive imaging customers. The Company offers specific solutions, as well as comprehensive information management systems, that store, capture and distribute information easy and affordable, including document conversions, workflow and day forward solutions for private or web enabled content.

Note 2 - Liquidity

     The Company has incurred net losses and utilized cash in its operating activities for each of the years ended December 31, 2000, 2001 and 2002, and its annual net sales have declined significantly during such three year period. For the year ended December 31, 2003, management anticipates a growth in net sales attributable to its imaging division, and intends to further reduce payroll and other costs, however, management anticipates that net losses will continue and that additional cash will be utilized for operations during such year. Management believes that its working capital at December 31, 2002 together with its credit facility will be adequate to finance the Company's operations for 2003 and enable the Company to execute its business plan and ultimately achieve profitable operations.

Note 3 -- Summary of Significant Accounting Policies

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

     Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives ranging from three to five years.

     Equipment under capital leases is recorded at the lower of fair value or present value of minimum lease payments at the inception of the lease and are amortized over their estimated useful lives. Amortization of leasehold improvements is computed using the straight-line method over the term of the lease.

     Fair Value of Financial Instruments

     The fair value amounts for accounts receivable and short term debt approximate carrying amounts due to the short maturity of these instruments.

     Software Development Costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic life ranging from one to three years. Amortization of capitalized software development is charged to cost of sales and aggregated, $919, $156, and zero for 2000, 2001 and 2002, respectively. The Company did not capitalize any software development costs during 2001 and 2002.

     Impairment of Long-lived Assets

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company records impairment losses on long-lived assets used in operations or expected to be disposed of when indicators of impairment exist and the cash flows expected to be derived from those assets are less than the carrying amounts of those assets. No such events and circumstances have occurred.

     Revenue Recognition

     Revenue is recognized upon shipment of the product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining.

     Revenue   related  to  imaging   services  are  recognized   upon  customer
acceptance. Amounts received in advance of acceptance are recorded as deferred revenue in the accompanying consolidated balance sheets.

     Revenues   related  to  maintenance   contracts  are  recognized  over  the
respective terms of the maintenance contracts.

     Warranty

     Estimated future warranty obligations related the Company's products are provided by charges to operations in the period the related revenue is recognized.

     Research and Development Costs

     Research and development costs are expensed as incurred, except for software development costs as indicated above.

     Income Taxes

     Income taxes are accounted for by the liability method in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes".

     Stock Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options generally is measured as the excess, if any, of the quoted market price of the Company's stock over the amount an employee must pay to acquire the stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for
Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was released in December 2002 as an amendment to SFAS No. 123.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings per share information):

                                                Year Ended December 31,
                                    ------------------------------------------
                                         2000            2001           2002
                                    -------------  --------------- ------------
Net loss applicable to common
shareholders as reported........... $   (12,855)   $    (7,055)     $  (2,757)
Stock based employee compensation
determined under the fair value
based method.......................      (1,959)        (2,004)        (1,469)
                                       --------       --------       --------
Pro forma net loss................. $   (14,814)   $    (9,059)     $  (4,226)
                                     ===========    ===========      =========
Loss per share as reported
   Basic and diluted............... $     (6.71)   $     (3.56)     $   (1.07)
                                     ===========    ===========      =========
Pro forma loss per share
   Basic and diluted............... $     (7.74)   $     (4.57)     $   (1.64)
                                    ===========    ===========      =========

     The fair value for the options was  estimated  at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002: risk-free interest rates of between 5.8%-6.65% in 2000, 3.22%-4.82% in 2001 and 1.16%-1.92% in 2002; dividend yields of zero, respectively; volatility factors of the expected market price of the Company's common stock of 116.8% in 2000, 157.9% in 2001 and 160.9% in 2002; and a weighted-average expected life of six years. The weighted average fair market value of stock options granted in 2000, 2001 and 2002 was $3.31, $.50 and $.88 per share, respectively.

     Per Share Information

     On July 10, 2001, the Company announced the approval of a 1:6 reverse stock split effective on the close of business on Friday, July 20, 2001, pursuant to which one new share of common stock was issued in exchange for each six outstanding shares of common stock, concurrent with the changing of the Company's name from ECCS, Inc. to Storage Engine, Inc. All prior periods presented have been adjusted to reflect such stock split.

     Basic earnings per common share is calculated by dividing net loss increased by cumulative dividends of Series A Preferred Stock by the weighted average number of common shares outstanding during the year. In fiscal 2000, 2001 and 2002, diluted earnings per share does not include the anti-dilutive effects of options, warrants and convertible securities exercisable or convertible into an aggregate of 530,843, 501,572, and 1,485,069 common shares, respectively.

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

     Reclassification

     Certain   reclassifications  have  been  made  to  the  prior  consolidated financial statements to conform with the current year's presentation.

Note 4 -- Transactions with Significant Vendors and Customers

     The Company relies on certain distributors to supply it with component products from Sun Microsystems and Seagate Technologies. Although the Company believes alternative distributors of these products are available, the Company cannot be certain that it can obtain them on a timely and cost-effective basis. The Company's primary vendor for these third party products in 2002 was Nu Horizons. During fiscal 2002, purchases from Nu Horizons totaled $408, or 24.7%, of the Company's total purchases. The Company did not have any purchases from Nu Horizons in 2001 and 2000.

     The Company also has a supply arrangement with Bell Microproducts pursuant to which the Company orders from Bell Microproducts when, and as needed, and on terms negotiated at the time of each order. In 2000, 2001 and 2002, purchases from Bell Microproducts aggregated approximately $4,167 or 26.1%, $1,822 or 52.7%, and $387 or 23.4%, of all purchases, respectively.

     Sales to the U.S. Air Force, an end user of the Company's products through Federal integrators, totaled $4,576 or 30.5%, $4,729 or 47.2%, and $2,307 or 42.6% of total net sales in 2000, 2001 and 2002, respectively. The Company cannot be certain that its sales to the U.S. Air Force through Federal integrators will not be adversely affected by the investigation further discussed in Note 13. There are no minimum purchase requirements.

     In addition, the Company made sales to the U.S. Air Force through an integrator in 2001 and 2002 of $1,583 or 15.8% of total net sales and $1,464 or 27.1% of total net sales, respectively. Sales to one commercial customer amounted to $540 or 10% of the Company's total net sales in 2002.

     Segment Information

     All of the Company's revenues are generated in the United States. The Company believes that it has one operating segment and classifies its revenues based upon its primary sales channels: commercial, other Federal, alternate channel partners, U. S. Air Force and imaging. The Company's revenue consists principally of its high performance storage subsystems. The U.S. Air Force principally purchases certain products of the Company, however, all Company products are available for sale in each of the channels. Revenues by sales channel are regularly reviewed by the chief operating decision maker.

     The following table sets forth the net sales derived from each of the Company's sales channels:



                                                   Year Ended December 31,
                                                   -----------------------
                                             2000          2001          2002
                                           ----------  -----------   -----------
Commercial, other Federal and
   alternate channel partners............. $ 10,446     $  5,293      $  2,682
U.S. Air Force............................    4,576        4,729         2,307
Imaging ..................................       --           --           424
                                           ---------    --------      --------
                                          $  15,022     $ 10,022      $  5,413
                                           =========    ========      =========

     All operating expenses and assets of the Company are combined and reviewed by the chief operating decision maker on an enterprise-wide basis, resulting in no additional discrete financial information or reportable segment information.

Note 5 -- Inventories

         Inventories consist of the following:

                                                            December 31,
                                                --------------------------------
                                                       2001              2002
                                                ---------------   -------------
Purchased parts...............................  $        1,380    $      2,888
Finished goods................................           3,439             364
                                                ---------------   ------------
                                                         4,819           3,252
     Less: inventory valuation reserve........           1,923           1,326
                                                ----------------  ------------
                                                $        2,896    $      1,926
                                                ===============   ============

Note 6 -- Property and Equipment

Property and equipment consist of the following:


                                                                                          December 31,
                                                                         ------------------------------------------
                                                                                  2001                  2002
                                                                         ---------------------  --------------------
Furniture and fixtures..............................................     $           483          $         483
Computer equipment..................................................               6,231                  6,390
Vehicles............................................................                  13                     13
Leasehold improvements..............................................                 369                    362
Equipment under capital leases......................................                 619                    476
                                                                         --------------------    -----------------
                                                                                   7,715                  7,724

Less accumulated depreciation and amortization, including $531 and
   $436 relating to equipment under capital leases at December 31
   2001 and 2002, respectively......................................               6,793                  7,202
                                                                         ---------------------   ------------------
                                                                         $           922           $        522
                                                                         =====================   ==================



Depreciation and amortization expenses for the years ended December 31, 2000, 2001 and 2002 was $1,986, $951 and $528, respectively.


Note 7 -- Preferred Stock

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

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of Series A Preferred Stock is currently convertible into one and one-third (1 1/3) shares of Common Stock. The conversion ratio is subject to adjustments under certain conditions. During 2001 and 2002, respectively, 408,125 and 128,141 shares of Series A Preferred Stock were converted into 544,167 and 167,420 shares of common stock at the request of certain Series A Preferred Stock shareholders. The Series A Preferred Stock is automatically convertible upon the consummation of the Company's sale of Common Stock in a public offering that meets certain terms. The holders of Series A Preferred Stock are entitled to vote on all matters that the holders of the Company's Common Stock are entitled to vote upon, on an as-converted to Common Stock basis. In addition, the vote of 66 2/3% of the holders of Series A Preferred Stock is required in certain circumstances. The Series A Preferred Stock ranks senior to the Common Stock with respect to dividends and upon liquidation, dissolution, winding up or otherwise. The holders of the outstanding shares of Series A Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, quarter-annual dividends. Each quarter-annual dividend is computed by dividing the annual dividend rate of $0.12 per share by four and is payable in cash or, at the option of the Company, in shares of Series A Preferred Stock. Series A Preferred Stock dividends are cumulative, whether or not declared, and are compounded at an annual rate of 6% on the unpaid cumulative balance. No dividends may be paid or declared upon junior securities, including Common Stock, unless full cumulative dividends on all outstanding shares of Series A Preferred Stock are paid or have been set apart. Dividends may be declared on parity securities, only if dividends are also declared on the Series A Preferred Stock ratably in proportion to accumulated and unpaid dividends. On November 29, 2001, the Board of Directors declared dividends in arrears valued at $193 to be paid in additional shares of Series A Preferred Stock associated with the March 15, June 15, September 15 and December 15, 2001 dividend payments. As a result, the Company issued 96,367 shares of Series A Preferred Stock on January 28, 2002. On April 26, July 25 and September 26, 2002, the Board of Directors declared dividends valued at $57 for each declaration, paid in additional shares of Series A Preferred Stock. As a result, the Company issued 28,561 and 28,416 shares of Series A Preferred Stock for the March 15 dividend payment and the June 15 dividend payment, respectively. As of December 31, 2002, 28,574 shares of Series A Preferred Stock associated with the September 15 dividend payment have not been issued.

     As of December 31, 2002, approximately $67 of dividends had accumulated and have not been declared and paid representing dividends in arrears for the period from September 16, 2002 through December 31, 2002. On January 23, 2003, the Board of Directors declared dividends valued at approximately $57 relating to the quarterly period through December 15, 2002.

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

 Note 8 -- Loan Payable

     The Company has a full recourse factoring facility with GMAC Commercial Credit LLC (GMAC) which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of eligible receivables (as defined - $852 as of December 31, 2002). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility currently expires on July 30, 2003 and may be extended on an annual basis thereafter until terminated by either party upon providing sixty days prior written notice. The obligations of the Company under such agreement are collateralized by substantially all of the assets of the Company. As of December 31, 2002, the Company had an outstanding balance of $484 under this full recourse factoring facility.

     The Company's original agreement with GMAC restricted the Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow the Company to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock.

     The Company has certain covenants with GMAC all of which are in compliance as of December 31, 2002.

Note 9 -- Leases

     The Company has capital leases for certain equipment. In addition, the Company is obligated under non-cancelable operating leases for office and warehouse space. The leases provide for all real estate taxes and operating expenses to be paid by the Company. Under certain leases, the Company has the option to renew for additional terms at specified rentals. Rent expense for such leases approximated $712, $621 and $538 for the years ended December 31, 2000, 2001 and 2002, respectively.

     During 2002, the Company consolidated its Tinton Falls, New Jersey, facilities into one location and negotiated a settlement which released the Company from any and all obligations associated with the vacated facility. As part of such settlement, the Company paid $71 to the landlord.

     The following is a schedule of future minimum lease payments for capital and non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 2002:

                                                    Capitalized       Operating
                                                      Leases            Leases

2003............................................ $          37     $       280
2004............................................             5             250
2005............................................             4             250
                                                 -------------     -----------
Total minimum lease payments....................            46     $       780
                                                 -------------     ===========
Less amount representing interest...............             4
                                                 -------------
Present value of net minimum lease payments..... $          42
                                                 =============

Note 10 -- Stock Option Plans

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

     A summary of the changes in outstanding common stock options under the 1989 Stock Option Plan is as follows:


                                                               Options Outstanding
                                                         -----------------------------------------
                                                                                  Weighted-Average
                                                                Shares             Exercise Price
                                                         ---------------------  ------------------

Balance at January 1, 2000...........................           20,266            $     12.24
   Options exercised.................................           (5,542)                  8.88
                                                          -------------------
Balance at December 31, 2000.........................           14,724                  13.50
   Options canceled..................................           (3,449)                  8.90
                                                         -------------------
Balance at December 31, 2001.........................           11,275                  14.91
   Options cancelled.................................             (233)                  6.00
                                                         --------------------   -----------------
Balance at December 31, 2002.........................           11,042            $     15.10
                                                         ====================   =================
   Options exercisable at December 31, 2002..........           11,042            $     15.10
                                                         ====================   =================

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2002 in the 1989 Stock Option Plan is two years and the exercise price range is $9.00 - $17.22.

1996 Stock Option Plan

     In June 1996, the Board of Directors of the Company adopted the 1996 Stock Plan. In June 1998 and June 2002, the shareholders approved increases in the number of shares subject to the 1996 Stock Plan. Under the 1996 Stock Plan, 1,266,667 shares of common stock currently can be issued through incentive stock options and non-statutory stock options and/or stock purchase rights. The incentive stock options allow designated employees, non-employee directors and consultants to purchase shares of common stock at prices equal to fair market value at the date of grant. For individuals who own more than 10% of the stock of the Company, the exercise price for the shares may not be less than 110% of the fair market value on the date of grant. The incentive stock options expire five years from the date of grant for shareholders owning more than 10% of the voting rights (as defined). The non-statutory stock options may be granted to employees, non-employee directors and consultants at prices as determined by the Board of Directors. The stock options are exercisable over a period determined by the Board of Directors. To date, no options have been granted with a vesting period of more than five years.

     A summary of the changes in outstanding common stock options under the 1996 Stock Plan is as follows:


                                                              Options Outstanding
                                                  ------------------------------------------
                                                                           Weighted-Average
                                                         Shares             Exercise Price
                                                  -----------------        -----------------
Balance at January 1, 2000.....................         149,726               $   17.70
   Options granted.............................          75,367                   37.14
   Options exercised...........................         (22,742)                   7.62
   Options canceled............................         (32,867)                  27.96
                                                  -----------------
Balance at December 31, 2000...................         169,484                   25.68
   Options granted.............................          70,355                    2.64
   Options canceled............................         (81,623)                  26.24
                                                  -----------------
Balance at December 31, 2001...................         158,216                   15.16
    Options granted............................         432,556                    0.85
    Options canceled...........................        (120,831)                   2.79
                                                  -----------------      -----------------
Balance at December 31, 2002...................         469,941               $    5.17
                                                  ================       =================
    Options exercisable at December 31,2002....         103,341               $   15.16
                                                  ================       =================

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2002 in the 1996 Stock Option Plan is seven years and the exercise price range is $.30 - $103.86.

Non-Qualified Stock Options

     A summary of the changes in outstanding common stock options under Non-Qualified agreements is as follows:


                                                              Options Outstanding
                                                  -----------------------------------------
                                                                          Weighted-Average
                                                         Shares            Exercise Price
                                                  -------------------   -------------------
Balance at January 1, 2000.....................          127,701           $   32.22
   Options granted.............................          147,383               16.68
   Options canceled............................           (3,258)              16.44
                                                  -------------------
Balance at December 31, 2000...................          271,826               24.00
   Options granted.............................           34,774                4.11
   Options canceled............................          (60,350)              15.54
                                                  -------------------
Balance at December 31, 2001...................          246,250               23.27
   Options granted.............................          662,900                0.89
   Options canceled............................           (7,124)              16.68
                                                  -------------------     -----------------
Balance at December 31, 2002...................          902,026                6.88
                                                  ===================     =================
   Options exercisable at December 31, 2002....          213,328           $   22.16
                                                  ===================     =================

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2002 under Non-Qualified agreements is seven years and the exercise price range is $.89 - $64.50.

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

     A summary of the changes in outstanding common stock options under the 1996 Non-Employee Directors Plan is as follows:


                                                         Options Outstanding
                                                                     Weighted-
                                                                      Average
                                                      Shares      Exercise Price
                                                   -----------------------------
Balance at January 1, 2000.......................     20,000           $25.38
   Options granted...............................      5,000           101.64
                                                   -----------
Balance at December 31, 2000.....................     25,000            40.62
   Options granted...............................     11,023             1.78
                                                   -----------
Balance at December 31, 2001.....................     36,023            28.75
   Options granted...............................     16,229             1.00
                                                   -----------
Balance at December 31, 2002.....................     52,252           $20.13
                                                   ============       ==========
   Options exercisable at December 31, 2002......     39,766           $19.41
                                                   ============       ==========

     The weighted average remaining contractual life for the balance of options outstanding at December 31, 2001 under the 1996 Non-Employee Directors Plan is six years and the exercise price range is $0.45 - $101.63.

     The following table summarizes information about the Company's stock options outstanding at December 31, 2002.

                    Outstanding                               Exercisable
--------------------------------------------------------------------------------
Range of         Number of  Weighted      Weighted          Number of   Weighted
Exercise Price   Options    Average       Average           Options     Average
                            Remaining     Exercise Price                Exercise
                            Years of                                    Price
                            Contractual
                            Life
--------------------------------------------------------------------------------
$0 - $.90        991,407        9           $0.87            5,532        $0.67
--------------------------------------------------------------------------------
$.91 - $8.00     218,912        6           $5.02          164,955        $5.57
--------------------------------------------------------------------------------
$8.01 - $40.00   150,885        6          $19.02          143,000       $16.65
--------------------------------------------------------------------------------
$40.01 - $110.00  74,057        7          $67.67           53,990       $66.68
                 -------                                   -------
--------------------------------------------------------------------------------
Total          1,435,261                                   367,477
               =========                                   =======
--------------------------------------------------------------------------------
Stock Warrants

     At December 31, 2002, 49,808 common stock purchase warrants with an exercise price of $7.50 per share were outstanding. Such warrants, which are held by a director of the Company, expire in 2004. At December 31, 2002, all such warrants were exercisable.

     The Company has reserved 1,485,069 shares of Common Stock for the exercise of stock options and warrants as described above.

Note 11 -- Employee Stock Purchase Plan

     In June 1995, the Company adopted a 1995 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to purchase up to an aggregate of 66,667 shares of Common Stock, through payroll deductions during a Purchase Period, at a purchase price that shall be the lesser of (a) 85% of the fair market value of a share of Common Stock on the first day of such Purchase Period, or (b) 85% of the fair market value of a share of Common Stock on the exercise Date of such Purchase Period, as each of such terms are defined in the Purchase Plan. At December 31, 2002, 64,998 shares were issued under the Purchase Plan, of which 6,462 were issued in 2002.

Note 12 -- Income Taxes

     The provision for income tax (benefit) is comprised of the following:

                                                  December 31,
                                 ----------------------------------------------
                                     2000            2001             2002
                                 -----------     ------------    --------------
Federal:
  Current.......................  $      --      $        --       $    (23)
  Deferred......................         --               --             --

State:
  Current.......................       (235)            (262)          (225)
  Deferred......................         --               --             --
                                  ----------     ------------     -----------

Total...........................  $    (235)     $      (262)   $      (248)
                                ============     =============   ============

     Deferred income taxes reflect the net tax effect of net operating loss, tax credit carryforward and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

     Significant components of the Company's deferred tax balances as of December 31, 2001 and 2002 are as follows:

                                                          2001          2002

Tax credits....................................  $          927      $      763
Net operating losses...........................           7,907           9,130
Inventory, warranty and other reserves.........           1,075             840
Valuation allowance............................          (9,909)        (10,733)
                                                   -------------    -----------
Net............................................             --              --
                                                   ==============   ===========

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to off-set the Company's deferred tax assets since the Company is in a cumulative loss position. Such valuation allowance will be reassessed periodically by the Company.

     As of December 31, 2002, the Company has Net Operating Loss (NOL) carryforwards for Federal income tax purposes of approximately $25,673, which will begin to expire in 2009. The Company also has research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, the Company has alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. The Company experienced a change in ownership in 1996 ("1996 Ownership Change") as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited.

     The issuance of Series A Preferred Stock in 2000 may create a change in the ownership of the Company as defined by Section 382. Therefore, future use of NOLs and income tax credits generated subsequent to the 1996 Ownership Change may be limited.

     As of December 31, 2002 the Company has approximately $8,013 of state NOL carryforwards which will begin to expire in 2005 and state research and development tax credit carryforwards of $86, which will begin to expire in 2004.

     The differences between the provision for income taxes and income taxes computed using the statutory Federal income tax rate were as follows:

                                                         December 31,
                                               2000           2001        2002

Computed tax benefit......................  $  (4,451)  $    (915)    $   (944)
Increase in valuation allowance...........      4,986         686          824
Sale of state NOL and R&D credit/other....       (770)        (33)        (128)
                                            ----------    ----------    --------
Actual tax benefit........................  $    (235)  $    (262)    $   (248)
                                            ==========    ==========    ========

     During the fourth quarter of 2000, the Company sold approximately $5,189 of state NOL carryforwards and $40 of research and development tax credit carryforwards to an unrelated third party for approximately $235. During the fourth quarter of 2001, the Company sold approximately $8,147 of state NOL carryovers to an unrelated third party for approximately $262.

     During the fourth quarter of 2002, the Company sold approximately $256 of State research and development tax credits to an unrelated third party for approximately $225.

Note 13  -- Commitments and Contingencies

     The Company has adopted a plan whereby senior management will be entitled to six months severance payments in the event of certain terminations after a change-in-control of the Company, and an incentive bonus will be paid if such persons are still in the employ of the Company at the completion of a change-in-control.

     In late January 2000, the Company received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. The Company has been and intends to continue cooperating with the investigation and is complying fully, and intends to continue to comply fully, with the subpoena. The Company sells computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas were received by several of the Company's employees, including certain officers, who have testified before the grand jury. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including the Company), and other companies, with companies that provide product and product-related services to the U.S. Air Force. The Company understands that the government's inquiry includes a review of the conduct of such companies and their officers and employees. The Company believes that it has not violated any Federal laws in connection with the Company's sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which the Company sells its products, KKP Corp., and its president pled guilty to Federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. The Company is referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to the Company for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused the Company "to pay a kickback of five hundred dollars for each unit sold to the Air Force, with the proceeds going to the benefit of the co-conspirators." The Company is not identified as a co-conspirator in the Information. The Company believes that it had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by us to KKP Corp. were properly authorized; and that the Company has not violated any Federal laws in connection with its sale of computer products to KKP Corp. which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the Air Force in procuring computer-related products and other related parties were indicted on multiple Federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including the Company, to the U.S. Air Force. The defendants in the Indictment appear to be the co-conspirators referred to in the Information. The Company is referred to in the Indictment in terms similar to the Information. The Company believes that it had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by the Company to any of the defendants in the Indictment were properly authorized; and that the Company has not violated any Federal laws in connection with the its sale of computer products which were ultimately received by the U.S. Air Force.

     In December 2000, the United States Attorney's Office in Boston, Massachusetts advised the Company through its attorneys that the United States government has no present intentions of filing charges against the Company or any of its employees. The Company continues to believe that it has not violated any Federal laws in connection with its sale of computer products which were ultimately received by the United States Air Force.

     In late 2002, the Company was contacted through its counsel by an Assistant United States Attorney in the Civil Division of the United States Attorney's office in Boston who raised the question of whether the Company had civil responsibility to the government for the events described above. The government indicated its belief that it may have civil causes of action against the Company under Federal, state and common law arising from or in connection with the work performed for, and billings to, the Federal government. Discussions are ongoing between the government and Company counsel regarding the merits of such causes of action and the possible settlement of the same prior to any possible litigation.

     In September 1999, the Company entered into a Master Sale Agreement with Hitachi Computer Products (America), Inc. Pursuant to such agreement, Hitachi began assembling the Synchronix 2000 in January 2001. The agreement does not contain specific quantity commitments and purchases are made on a purchase order basis. The agreement does not include any long-term commitment by either party.

     On June 22, 2001, the Company notified Hitachi of the Company's intent to terminate the Master Sale Agreement as of September 22, 2001 in accordance with the requirements of such agreement. The Company will assemble the Synchronix product previously assembled by Hitachi internally in the Company's New Jersey facility. Hitachi was refusing to deliver certain goods which the Company had paid for in full. On October 10, 2001, the Company filed suit against Hitachi in Federal District Court in New Jersey seeking specific performance on the delivery of such goods, which was subsequently delivered. In December 2001, both parties agreed to resolve this matter in binding arbitration. On February 28, 2003, the Decision of Arbitrator was received awarding Hitachi $24, which was offset by attorney fees awarded to the Company in the amount of $6, resulting in a sum payable to Hitachi of $18.

Note 14 -- Quarterly Financial Information


                                                       Quarterly Financial Information
                                                                 (unaudited)
                                                                     2001

                                                    Q1              Q2                Q3             Q4

Net sales                                       $4,207          $2,576            $1,169         $2,070

Gross profit                                     1,793           1,023               196            842

Net income (loss)                                   42            (703)           (1,372)          (397)
 Net loss applicable to common
  shareholders                                  (2,450)         (2,492)           (1,588)          (525)

Net loss per share - basic*                      (1.27)          (1.29)            (0.82)         (0.25)

Net loss per share-dilutive*                    $(1.27)         $(1.29)           $(0.82)        $(0.25)

                                                                    2002

                                                    Q1              Q2                Q3             Q4

Net sales                                       $1,157          $1,419            $1,876           $961

Gross profit                                       431             532               805             39

Net income (loss)                                 (979)           (779)              362         (1,134)

Net loss applicable to common
shareholders                                    (1,034)           (836)              305         (1,192)

Net (loss) income per share-basic                 (.41)           (.33)              .12           (.45)

Net (loss) income per share-dilutive*          $  (.41)          $(.33)             $.07          $(.45)

* Earnings per share amounts for both basic and dilutive for each quarter are required to be computed independently. As a result, their sum does not equal the total year net loss per share amount.

                      STORAGE ENGINE, Inc. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

                                 (in thousands)


Column A                                          Column B                Column C           Column D     Column E

                                                                         Additions
                                                                 ------------------------
                                                                 Charged      Charged to                   Balance
                                                  Balance at        to          Other                        at
                 DESCRIPTION                      Beginning     Costs and     Accounts-     Deductions-    End of
                                                  of Period      Expenses     Describe       Describe      Period

Year ended December 31, 2002:

Allowance for doubtful
Accounts & returns/credits...................  $      20        $    126      $     --          $     --    $    146
Tax valuation allowance......................  $   9,909        $     --      $  824(C)         $     --    $ 10,733
Inventory valuation allowance................  $   1,923        $    350      $     --          $  947(B)   $  1,326
Warranty reserve.............................  $     387        $    (94)(D)  $     --          $     --    $    293

Year ended December 31, 2001:

Allowance for doubtful
Accounts & returns/credits...................  $     310        $     --      $     --          $  290(A)    $    20
Tax valuation allowance......................  $   9,223        $     --      $  686(C)         $     --     $ 9,909
Inventory valuation allowance................  $   2,467        $    338      $     --          $  882(B)    $ 1,923
Warranty reserve.............................  $     577        $   (190)(D)  $     --          $     --     $   387

Year ended December 31, 2000:

Allowance for doubtful
Accounts & returns/credits...................  $      --        $    310      $    --           $     --     $   310
Tax valuation allowance......................  $   4,237        $     --      $4,986(C)         $     --     $ 9,223
Inventory valuation allowance................  $     974        $  2,523      $    --           $1,030(B)    $ 2,467
Warranty reserve.............................  $     746        $   (169)(D)  $    --           $     --     $   577



(A) Amounts written off during the year.
(B) Amounts written off during the year or obsolete inventory sold.
(C) Primarily due to increase in net operating loss carryforwards.
(D) Reduction commensurate with lower sales volume.