Form 10QSB
period 2003-03-31
STORAGE ENGINE INC
filed 2003-05-15
CIK 900619

CONFORMED COPY

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
-------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                                       OR
|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      -------------------

                         Commission file number 0-21600

                              STORAGE ENGINE, INC.
                              --------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        New Jersey                                     22-2288911
---------------------------------           -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                One Sheila Drive, Tinton Falls, New Jersey 07724
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 747-6995
                    -----------------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2002:

        Class                                               Number of Shares
        -----                                               ----------------
Common Stock, $0.01 par value                                   2,698,011

     Transitional Small Business Disclosure Format (check one):

     Yes:                                                  No:   X
          -----                                                -----

                              STORAGE ENGINE, INC.

                                TABLE OF CONTENTS
                                                                          Page

PART I. FINANCIAL INFORMATION............................................   1
-----------------------------

Item 1.      Financial Statements........................................   1

    Condensed Consolidated Balance Sheets as of December 31, 2002
    and March 31, 2003 (unaudited).......................................   2

    Condensed Consolidated Statements of Operations for the three months
    ended March 31, 2002 and March 31, 2003 (unaudited)..................   3

    Condensed Consolidated Statements of Cash Flows for the
    three months ended March 31, 2002 and March 31, 2003 (unaudited).....   4

    Notes to Condensed Consolidated Financial Statements (unaudited).....   5

Item 2.      Management's Discussion and Analysis
             or Plan of Operations.......................................  10

    Overview    .........................................................  10

    Results of Operations      ..........................................  12

    Liquidity and Capital Resources......................................  13

    Critical Accounting Policies, Estimates and Risks....................  16

Item 3.      Controls and Procedures.....................................  16

PART II. OTHER INFORMATION...............................................  17
--------------------------

     Item 1.      Legal Proceedings .....................................  17
     Item 2.      Changes in Securities and Use of Proceeds..............  18
     Item 6.      Exhibits and Reports on Form 8-K.......................  18

SIGNATURES...............................................................  20
----------

CERTIFICATIONS...........................................................  21
--------------

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                                                      December 31,         March 31,
                                                                                          2002                2003
                                                                                     -------------       ------------
                                                                                                          (unaudited)
Assets
Current Assets:
   Cash and cash equivalents....................................................      $   2,799          $    1,891
   Accounts receivable, less allowance for doubtful accounts of $146 at
    December 31, 2002 and March 31, 2003........................................          1,048                 540
   Inventories..................................................................          1,926               1,476
   Prepaid expenses and other receivables.......................................            109                 131
                                                                                      -----------         -----------
                                                                                          5,882               4,038

Property, plant and equipment (net).............................................            522                 458
Other assets....................................................................             31                  32
                                                                                      -----------         -----------
          Total Assets..........................................................      $   6,435          $    4,528
                                                                                     ============        ============

Liabilities and Shareholders' Equity (capital deficiency)
Current Liabilities:
   Loan payable.................................................................            484                 233
   Current portion of capital lease obligations.................................             34                  26
   Accounts payable.............................................................            598                 335
   Accrued expenses and other...................................................            524                 387
   Warranty.....................................................................            293                 293
   Deferred revenue.............................................................            551                 247
                                                                                     -----------         -----------
                                                                                          2,484               1,521

Capital lease obligations, net of current portions..............................              8                   7
                                                                                     -----------         -----------
                                                                                          2,492               1,528
                                                                                     -----------         -----------

   6% Cumulative convertible redeemable preferred stock, Series A, $0.01 par value per share,1,848,328 and 1,821,027 issued at December 31, 2002, and
    March 31, 2003, respectively and 28,574 and 85,503 shares issuable at
    December 31, 2002 and March 31, 2003, respectively..........................          3,754               3,813

   Shareholders' Equity (capital deficiency):
   Common stock, $0.01 par value per share, authorized, 8,333,333 shares; issued and outstanding, 2,662,519 shares at December 31,
    2002 and 2,698,011 at March 31, 2003........................................             27                  27
   Capital in excess of par value ..............................................         31,548              31,602
   Accumulated deficit..........................................................        (31,386)            (32,442)
                                                                                     -----------         -----------
   Total shareholders' equity (capital deficiency)..............................            189                (813)
                                                                                     -----------         -----------
       Total Liabilities and Shareholders' Equity (capital deficiency)..........      $   6,435          $    4,528
                                                                                     ============        ============

            See notes to condensed consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                               -------------------------------------
                                                                                     2002                   2003
                                                                               -----------------       --------------
Product sales - net.........................................................     $    921                $   998
Service sales - net.........................................................          236                    266
                                                                                ------------             -----------
  Total net sales..........................................................         1,157                  1,264
                                                                                ------------             -----------

Cost of sales:
Product.....................................................................          636                    809
Service.....................................................................           90                     96
                                                                                ------------             -----------
   Total cost of sales......................................................          726                    905
                                                                                ------------             -----------

  Gross profit..............................................................          431                    359
                                                                                ------------             -----------
Operating expenses:
  Selling, general & administrative.........................................        1,203                  1,142
  Research & development....................................................          211                    159
                                                                                ------------             -----------
                                                                                    1,414                  1,301
                                                                                ------------             -----------

Operating loss .............................................................         (983)                  (942)

Net interest income.........................................................            4                     --
                                                                                ------------             -----------
Net loss ...................................................................         (979)                  (942)

Preferred stock dividends...................................................           55                     57
                                                                                ------------             -----------
Net loss applicable to common shareholders................................       $ (1,034)                $ (999)
                                                                                =============            ===========

Loss per common share:

Net loss per common share - basic and diluted ............................       $  (0.41)                $(0.37)
                                                                                =============            ===========
Weighted average number of common shares outstanding basic and
  diluted ................................................................          2,512                  2,686
                                                                                =============            ===========

            See notes to condensed consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                               Three Months Ended March 31,
                                                                                     2002           2003
                                                                               --------------   -------------
Cash flows from operating activities:
   Net loss................................................................      $   (979)        $  (942)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.........................................           158              95
     (Increase) decrease in accounts receivable............................          (107)            508
     Decrease in inventories...............................................           337             450
     Increase in prepaid expenses, other receivables
           and other assets................................................           (27)            (23)
     Decrease in accounts payable, accrued expenses and other liabilities..          (164)           (400)
     Decrease in deferred revenue..........................................           (29)           (304)
                                                                                -----------       ----------
Net cash used in operating activities......................................          (811)           (616)
                                                                                -----------       ----------
Cash flows from investing activities:
   Additions to property, plant and equipment..............................           (45)            (31)
                                                                                -----------       ----------
Net cash used in investing activities......................................           (45)            (31)
                                                                                -----------       ----------
Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................           999           1,113
   Repayments under revolving credit agreement.............................        (1,015)         (1,364)
   Repayments of long term debt, capital
     lease obligations.....................................................           (21)            (10)
                                                                                -----------       ----------
Net cash used in financing activities......................................           (37)           (261)
                                                                                -----------       ----------

Net decrease in cash and cash equivalents..................................          (893)           (908)
Cash and cash equivalents at beginning of period...........................         3,146           2,799
                                                                                -----------       ----------

Cash and cash equivalents at end of period.................................      $  2,253         $ 1,891
                                                                                ===========       ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..............................................................      $      6         $     6
                                                                                ===========       ==========

            See notes to condensed consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements as of and for March 31, 2002 and March 31, 2003 and for the three month periods then ended, is unaudited, but, in the opinion of the management of Storage Engine, Inc. ("SEI" or the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2003, the results of its operations and its cash flows for the three month periods ended March 31, 2002 and March 31, 2003. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002, which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Results for the interim period ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

NOTE 2 - LIQUIDITY

     The Company has incurred net losses and utilized cash in its operating activities for each of the quarters ended March 31, 2002, and 2003 and for the years ended December 31, 2000, 2001 and 2002. Further, the Company's annual net sales have declined significantly during such periods and at March 31, 2003 the Company reported stockholders' capital deficiency. For the year ended December 31, 2003, management anticipates a growth in net sales attributable to its imaging division and reduction of payroll and other costs, however, management anticipates that net losses will continue and that additional cash will be utilized for operations during such year. Management believes that, subject to the current business and market risks in executing the Company's current business plan, its working capital at March 31, 2003, together with its credit facility, should be adequate to finance the Company's operations for 2003 and enable the Company to execute its business plan and ultimately achieve profitable operations. See "Liquidity and Capital Resources" under Item 2. Management's Discussion and Analysis or Plan of Operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Business

     The Company is a provider of document imaging solutions and fault tolerant, cost effective enterprise data storage solutions that serve a wide range of business and government markets.

     Through the Company's knowledge of the use of information and its handling, in connectivity options such as Direct Attached Storage (DAS), Network Attached Storage (NAS), Storage Area Networks (SAN) and the centralization of those technologies/resources, including disaster recovery and backup technologies, the Company seeks to design and implement the optimal information storage solution to meet user needs, including the Company's data intensive imaging customers. The Company offers specific solutions, as well as comprehensive information management systems, that store, capture and distribute information, including document conversions, workflow and day forward solutions for private or web enabled content.

     (b) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Inventories consist of the following:

                                                  December 31,       March 31,
                                                      2002             2003
                                                 --------------   --------------
                                                                    (unaudited)

Purchased parts..............................  $     2,888          $   2,816
Finished goods...............................          364                186
                                               ----------------   --------------
                                                     3,252              3,002
   Less: inventory valuation reserve.........        1,326              1,526
                                               ----------------   --------------
                                               $     1,926         $    1,476
                                               ================   ==============

     (c) Revenue Recognition

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

     (d) Per Share Information

     Basic per share data is computed by dividing net income or loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding. For the three month periods ended March 31, 2002 and March 31, 2003, diluted earnings per share does not include the effects of options, warrants and convertible preferred stock aggregating 4,098,685 shares and 3,909,509 shares, respectively, as they are anti-dilutive.

     (e) Stock Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages the use of the fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied to employee awards. The Company has elected to continue to apply the provisions of APB Option 25 and provide the disclosures required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                          Three months ended March 31,
-------------------------------------------------------------------------------
                                                         2002          2003
--------------------------------------------------------------------------------
Reported net loss applicable to common shareholders   $  (1,034)     $  (999)
--------------------------------------------------------------------------------
Stock-based employee compensation determined
under the fair value-based method                           310          349
--------------------------------------------------------------------------------
Pro forma net loss applicable to common
shareholders                                          $  (1,344)     $(1,348)
--------------------------------------------------------------------------------
Loss per common share (basic and diluted):
--------------------------------------------------------------------------------
        As reported                                   $   (0.41)     $ (0.37)
--------------------------------------------------------------------------------
        Pro forma                                     $   (1.87)     $ (1.99)
--------------------------------------------------------------------------------

NOTE 4 - LEGAL PROCEEDINGs

     In late January 2000, the Company received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. The Company has been and intends to continue cooperating with the investigation and is complying fully, and intends to continue to comply fully, with the subpoena. The Company sells computer products to companies which are used by the Federal government to supply computer products to the U.S. Air Force. In addition, subpoenas were received by several of the Company's employees, including certain officers, who have testified before the grand jury. It appears that one avenue of inquiry involves the relationships and transactions of various suppliers, manufacturers (including the Company), and other companies, with companies that provide product and product-related services to the U.S. Air Force. The Company understands that the government's inquiry includes a review of the conduct of such companies and their officers and employees. The Company believes that it has not violated any Federal laws in connection with the sale of computer products ultimately received by the U.S. Air Force.

     In October 2000, one of the integrators to which the Company sells its products, KKP Corp., and its president pled guilty to Federal charges of mail fraud and conspiracy to defraud the United States in connection with the sale of computer products and related services to the U.S. Air Force. The Company is referred to in the court papers (known as the "Information") in such case. The Information states that the defendants periodically issued invoices to the Company for fictitious services to the U.S. Air Force that were never provided and passed such payments along to co-conspirators. The Information also states that one of the co-conspirators caused the Company "to pay a kickback of five hundred dollars for each unit sold to the Air Force, with the proceeds going to the benefit of the co-conspirators." The Company is not identified as a co-conspirator in the Information. The Company believes that it had a reasonable basis to believe these services to the U.S. Air Force were performed; that all payments made by the Company to KKP Corp. were properly authorized; and that the Company has not violated any Federal laws in connection with its sale of computer products to KKP Corp., which were ultimately received by the U.S. Air Force.

     In October 2000, two employees of a company which assisted the Air Force in procuring computer-related products and other related parties were indicted on multiple Federal charges, including wire fraud, conspiracy to defraud the United States and money laundering in connection with the sale of computer products and related services from several vendors, including the Company, to the U.S. Air Force. The defendants in the Indictment appear to be the co-conspirators referred to in the Information. The Company is referred to in the Indictment in terms similar to the Information. The Company believes that it had a reasonable basis to believe the services to the U.S. Air Force billed by some of the defendants in the Indictment were performed; that all payments made by the Company to any of the defendants in the Indictment were properly authorized; and that the Company has not violated any Federal laws in connection with its sale of computer products which were ultimately received by the U.S. Air Force.

     In December 2000, the United States Attorney's Office in Boston, Massachusetts advised the Company through its attorneys that the United States government has no present intentions of filing charges against the Company or any of the Company's employees. The Company continues to believe that it has not violated any Federal laws in connection with its sale of computer products which were ultimately received by the U.S. Air Force.

     In late 2002, the Company was contacted through its counsel by an Assistant United States Attorney in the Civil Division of the United States Attorney's office in Boston who raised the question of whether the Company had civil responsibility to the government for the events described above. The government indicated its belief that it may have civil causes of action against the Company under Federal, state and common law arising from or in connection with the work performed for, and billings to, the Federal government. Discussions are ongoing between the government and Company counsel regarding the merits of such causes of action and the possible settlement of the same prior to any possible litigation. It is uncertain at this time whether the Company will be successful in its discussions, and if a settlement, if any, will have a material adverse effect on the consolidated financial condition, results of operations and cash flows of the Company.

NOTE 5 - PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. During 2002, the Company designated 2,231,250 shares of its Preferred Stock as 6% Cumulative Convertible Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), of which 1,821,027 shares were outstanding at March 31, 2003. On March 28, 2003, the Board declared a dividend covering the period of December 16, 2002 through March 15, 2003 on the Series A Preferred Stock of approximately $57 which will be paid by issuance of approximately 28,536 shares of Series A Preferred Stock. Approximately 85,503 shares of Series A Preferred Stock for dividends previously declared remain unissued as of March 31, 2003. During the quarter ended March 31, 2003, $55 of Series A Preferred Stock, or 27,301 shares, were converted into 35,492 shares of the Company's common stock.

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

     The Series A Preferred Stock is subject to mandatory redemption by the Company four years after its issuance. The Series A Preferred Stock may also be redeemed at the option of the Company or the holders under certain conditions. Subject to certain conditions, holders of Series A Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more. In addition, the Company granted certain shelf registration rights with respect to the shares of the Company's Common Stock underlying the Series A Preferred Stock. Subject to certain conditions, the Company is obligated to pay certain damages if there is a default in its obligation to register the securities.

NOTE 6 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Sales to the U.S. Air Force through Federal integrators were $105 and $394 and accounted for approximately 9.1% and 31.2% of net sales in the three months ended March 31, 2002 and 2003, respectively. In addition, sales to two commercial customers accounted for $248 and $145, accounting for 19.6% and 11.4% of total net sales in the three months ended March 31, 2002 and 2003, respectively.

NOTE 7 - FACTORING FACILITY

     The Company entered into a full recourse factoring facility with GMAC Commercial Credit LLC ("GMAC") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility currently expires on July 20, 2003 and may be extended on an annual basis thereafter until terminated by either party upon sixty days written notice. The obligations of the Company under such facility are collateralized by substantially all of the assets of the Company. The Company's facility with GMAC restricts the Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow the Company to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. The Company has certain covenants with GMAC, with all of which the Company is in compliance as of March 31, 2003. As of March 31, 2003, the Company had an outstanding balance of $233 under this full recourse factoring facility.

NOTE 8 - SUBSEQUENT EVENTS

     On April 9, 2003, the Company reduced its staff by ten, which represents a savings of approximately $950 in annual salaries and benefits. As a result, the Company will take a charge for severance pay including benefits of approximately $170 in April 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. (DOLLARS IN THOUSANDS)

OVERVIEW

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

     Our sales and marketing objectives are to further establish and solidify our position in the rapidly growing open systems storage market. Our strategic focus targets commercial customers with growing storage requirements. Our technical resources assist our sales team in designing and implementing specific data storage solutions required by our customers. During 2001, we began implementing storage solutions for document imaging needs, which has led us to pursue a vertical market for our products in this area. We now provide a complete enterprise document imaging and management solution that can quickly and precisely archive, retrieve and distribute business critical files, images and information on a dedicated private network or through web enabled access. We offer various services with these document imaging and management solutions enabling us to provide a complete, end-to-end solution which allows us, in a short period of time and in a cost-effective way, to convert paper or microfilm documents to an electronic format which can be viewed via a web-based browser. Because the document imaging market is now a major focus of our sales and marketing efforts, sales to document imaging customers were 25.8% of total net sales as of March 31, 2003.

     Sales to the U.S. Air Force accounted for approximately 31.2% of net sales in the three months ended March 31, 2003. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuation in sales to the U. S. Air Force is the result of several factors over which we have no control, including funding appropriations, software needs and deployment schedules.

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-QSB. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: our liquidity and capital resources, estimates made by management with respect to our critical accounting policies, component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, changes in the data storage, imaging, or network marketplace, competition between us and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology and changes in customer buying patterns.

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates. For a more detailed explanation of judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

         Three Months Ended March 31, 2002 and 2003
         ------------------------------------------

     Net Sales

     Net sales increased by approximately $107, or 9.2%, from $1,157 to $1,264 in the three months ended March 31, 2003 as compared to net sales in the three months ended March 31, 2002. The increase in net sales in the 2003 period resulted primarily from increased sales to the U.S. Air Force through Federal integrators, coupled with increased sales of our imaging solutions, offset in part by a decrease in sales to our commercial customers. Sales of our fault tolerant enterprise storage solutions accounted for 66.3% and 76.6% of net sales in the quarters ended March 31, 2002 and 2003, respectively. Service revenues accounted of 20.4% and 21.0% of net sales in the quarters ended March 31, 2002 and 2003, respectively. Other revenues accounted for 13.3% and 2.4% of net sales in the quarters ended March 31, 2002 and 2003, respectively.

     Sales to our commercial, other Federal customers and alternate channel partners decreased by approximately $502, or 48.0%, from $1,046 to $544 in the three months ended March 31, 2003 as compared to net sales in the three months ended March 31, 2002. Such sales accounted for approximately 90.4% and 43.0% of total net sales in the quarters ended March 31, 2002 and 2003, respectively.

     Sales to the U.S. Air Force through Federal integrators increased by approximately $289, or 275.2%, from $105 to $394 in the three months ended March 31, 2003 as compared to net sales in the three months ended March 31, 2002. Such sales accounted for approximately 9.1% and 31.2% of net sales in the quarters ended March 31, 2002 and 2003, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to our imaging customers increased by approximately $320, or 5333.3%, from $6 to $326 in the three months ended March 31, 2003 as compared to net sales in the three months ended March 31, 2002. Such sales accounted for 0.5% and 25.8% of net sales in the quarters ended March 31, 2002 and 2003, respectively.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses. Our gross profit decreased by approximately $72 in the three months ended March 31, 2003 to approximately $359 from $431 in the three months ended March 31, 2002. Such decrease in gross profit is due primarily to the increase in gross margin associated with the increase in the sales level offset by an additional reserve of $200 for excess and obsolete inventories. In the three months ended March 31, 2003, the gross margin percentage was 28.4% as compared to 37.3% in the same period in 2002. Gross margin percentage without the effect of the additional $200 inventory reserve would have been 44.2%.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, and travel costs for sales and marketing personnel, including trade shows, and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses decreased by approximately $61, or 5.1%, from $1,203 to $1,142 in the three months ended March 31, 2003 as compared to net sales in the three months ended March 31, 2002.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses paid to software and hardware engineers. These expenses decreased by $52, or 24.6%, from $211 to $159 in the three months ended March 31, 2003 as compared to net sales in the three months ended March 31, 2002. Research and development expenses for the first quarter of 2003 represent approximately 12.6% of our net sales.

     On April 9, 2003, the Company reduced its staff by ten, which represents a savings of approximately $950 in annual salaries and benefits. As a result, the Company will take a charge for severance pay including benefits of approximately $170 in April 2003.

     Net Interest Income

     Net interest income was $4 and zero for the three months ended March 31, 2002 and March 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

                                          Three Months          Three Months
                                             Ended                 Ended
                                         March 31, 2002        March 31, 2003
                                        -----------------    -----------------
Net cash used in operating activities         $(811)               $(616)
Net cash used in investing activities          $(45)                $(31)
Net cash used in financing activities          $(37)               $(261)

     We fund our operations primarily from cash generated from operations augmented with funds from borrowings under a line of credit and inventory financing and from the private sales of Series A Preferred Stock in 2001. On March 31, 2003, our cash balance was approximately $1,891.

     Net cash used in operating activities was $811 and $616 for three months ended March 31, 2002 and March 31, 2003, respectively. Such use of cash in 2003 resulted primarily from the net loss, coupled with the decrease in accounts payable, accrued expenses, other liabilities and deferred revenue offset in part by the decrease in accounts receivable, inventories and depreciation and amortization.

     We used cash of $45 and $31 for the acquisition of equipment by direct purchase during the three months ended March 31, 2002 and March 31, 2003, respectively. Total capital expenditures for 2003 are expected to be approximately $250, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development, imaging vertical markets, and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash used in financing activities was $37 and $261 for the three months ended March 31, 2002 and 2003, respectively. Such use of cash in 2003 resulted primarily from net payments made to financial institutions for working capital borrowings.

     Our working capital was $3,398 and $2,517 at December 31, 2002 and March 31, 2003, respectively.

     The following table lists our cash contractual obligations as of March 31, 2003:


                                                     Payments Due by Period
--------------------------------------------------------------------------------
   Contractual Obligations          Total          Less than 1 year    1-3 years
--------------------------------------------------------------------------------
Capital Lease
Obligations, Including Interest      $ 36                $ 28               $ 8
--------------------------------------------------------------------------------
Operating Leases                     $709                $272              $437
--------------------------------------------------------------------------------
Total Contractual Cash               $745                $300              $445
Obligations
--------------------------------------------------------------------------------

     The Company entered into a full recourse factoring facility with GMAC Commercial Credit LLC ("GMAC") which provides for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances is payable monthly in arrears at the prime lending rate and the Company is obligated to pay certain annual fees. The factoring facility currently expires on July 20, 2003 and may be extended on an annual basis thereafter until terminated by either party upon sixty days written notice. The obligations of the Company under such facility are collateralized by substantially all of the assets of the Company. The Company's facility with GMAC restricts the Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow the Company to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. The Company has certain covenants with GMAC, all of which are in compliance as of March 31, 2003. As of March 31, 2003, we had a balance outstanding of $233 under this full recourse factoring facility.

     As of December 31, 2002, we have NOL carryovers for Federal income tax purposes of approximately $25,673, which will begin to expire in 2009. We also have research and development tax credit carryovers for Federal income tax purposes of approximately $632, which will begin to expire in 2009. In addition, we have alternative minimum tax credits of approximately $76, which can be carried forward indefinitely. We experienced a change in ownership in 1996 as defined by Section 382 of the Internal Revenue Code. Accordingly, future use of these NOLs and income tax credits will be limited. If, subsequent to 1996, a change of the ownership of the Company as defined by Section 382 occurred or may occur, future use of NOLs and income tax credits generated subsequent to the 1996 ownership change may be limited.

     As of December 31, 2002, we have approximately $8,013 of state NOL carryforwards which will begin to expire in 2004 and state research and development tax credit carryforwards of $86.

     Under SFAS No. 109, a valuation allowance is established, if based on the weight of available evidence, it is more likely than not that a portion of the deferred tax asset will not be realized. Accordingly, a full valuation allowance has been provided to offset our net deferred tax assets. We will periodically reassess the valuation allowance.

     As of March 31, 2003, there were 1,821,027 shares of Series A Preferred Stock outstanding. As of March 31, 2003, the holders of the outstanding Series A Preferred Stock represented approximately 47.3% of the Common Stock of the Company on an as converted to Common Stock basis. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

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

     Subject to the risks discussed in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-K, we believe that our existing available cash, credit facilities, and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for 2003. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow in 2003. The data storage industry has been struggling over the past year with reduced orders and increased competition resulting in losses, closings and layoffs throughout the industry. In addition, the Company incurred a net loss and utilized cash in its operating activities in the three-month period ended March 31, 2003. The

Company reduced its work force on April 9, 2003 by ten, which represents a savings of approximately $950 in annual salaries and benefits.

     The Company continues to pursue its data storage solutions and document management solutions and strategy. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current shareholders. If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our research and product development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

     If the Company continues to incur losses, we may have to seek additional financing or other strategic opportunities to fund our operations and capital requirements. If cash flows are insufficient or we are unable to raise funds on acceptable terms, this could force us to further reduce our capital expenditures, reduce our work force, discontinue programs or revise our current strategy. We cannot be certain that additional debt or equity financing will be available when required, or if available, that we can secure it on terms satisfactory to us.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

         There were no material changes in our critical accounting policies or methods used in the preparation of financial statements from those discussed in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 3.    CONTROLS AND PROCEDURES.

     1. Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our President and Chief Executive Officer, considered our principal executive officer, and our Vice President, Finance and Administration, considered our principal financial and accounting officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

     2. Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

     In late 2002, the Company was contacted through its counsel by an Assistant United States Attorney in the Civil Division of the United States Attorney's office in Boston who raised the question of whether the Company had civil responsibility to the government for the events described above. The government indicated its belief that it may have civil causes of action against the Company under Federal, state and common law arising from or in connection with the work performed for, and billings to, the Federal government. Discussions are ongoing between the government and Company counsel regarding the merits of such causes of action and the possible settlement of the same prior to any possible litigation. It is uncertain at this time whether the Company will be successful in its discussions, and if a settlement, if any, will have a material adverse effect on the consolidated financial condition, results of operations and cash flows of the Company.

     In addition we are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these matters will not have a materially adverse effect on our financial position.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 28, 2003, the Board of Directors declared a dividend covering the period December 16, 2002 through March 15, 2003 on the Series A Preferred Stock of approximately $57 which will be paid by issuance of approximately 28,536 shares of Series A Preferred Stock. In addition, approximately $171 in dividends were in arrears at March 31, 2003.

     We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving any public offering.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     99.1 Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

     99.2 Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

     (b) Reports on Form 8-K.

     On April 2, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the quarter and the year ended December 31, 2002 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

     On May 14, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the quarter ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Storage Engine, Inc.




Date:  May 15, 2003                  By:     /s/ Gregg M. Azcuy
                                       ----------------------------------
                                          Gregg M. Azcuy, President
                                             and Chief Executive Officer
                                            (Principal Executive Officer)



Date:  May 15, 2003                  By:   /s/ Louis J. Altieri
                                        -----------------------------------
                                         Louis J. Altieri, Vice President,
                                           Finance and Administration
                                          (Principal Financial and
                                           Accounting Officer)

                                  CERTIFICATION
                                  -------------


I, Gregg M. Azcuy, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Storage Engine, Inc.;

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Gregg M. Azcuy
Dated:   May 15, 2003                  ----------------------------
                                       Gregg M. Azcuy,  President
                                         and Chief Executive Officer
                                       (Principal Executive Officer)

                                  CERTIFICATION

I, Louis J. Altieri, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Storage Engine, Inc.;

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ Louis J. Altieri
Dated:   May 15, 2003             -----------------------------------
                                   Louis J. Altieri, Vice President,
                                    Finance and Administration
                                  (Principal Financial and Accounting Officer)