Form 10QSB
period 2003-06-30
STORAGE ENGINE INC
filed 2003-08-14
CIK 900619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission file number 0-21600
                              STORAGE ENGINE, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           New Jersey                                   22-2288911
----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                One Sheila Drive, Tinton Falls, New Jersey 07724
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 747-6995
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes:  X                                        No:
               -----                                         -----

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of July 31, 2003.

           Class                                      Number of Shares
           -----                                      ----------------
 Common Stock, $0.01 par value                            2,700,293

     Transitional Small Business Disclosure Format (check one):

           Yes:                                           No:  X
               ------                                        -----

                              STORAGE ENGINE, INC.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----


PART I.  FINANCIAL INFORMATION.

  Item 1.  Financial Statements...............................................1

      Condensed Consolidated Balance Sheets as of December 31, 2002
      and June 30, 2003 (unaudited)...........................................2

      Condensed Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2002 and June 30, 2003 and for the six months ended June 30, 2002 and June 30, 2003....................3

      Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2002 and June 30, 2003........................4

      Notes to Condensed Consolidated Financial Statements (unaudited)........5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................12

      Results of Operations..................................................13

      Liquidity and Capital Resources........................................16

      Changes to Critical Accounting Policies and Estimates..................19

  Item 3.  Controls and Procedures...........................................20

PART II. OTHER INFORMATION.

     Item 1.  Legal Proceedings..............................................21
     Item 2.  Changes in Securities and Use of Proceeds......................22
     Item 4.  Submission of Matters to a Vote of Security Holders............22
     Item 5.  Other Information 22...........................................23
     Item 6.  Exhibits and Reports on Form 8-K...............................24

SIGNATURES...................................................................25

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except Per Share Amounts)


                                                                                 December 31,        June 30,
                                                                                    2002               2003
                                                                                                    (unaudited)
                                                                               ---------------    ---------------
Assets
Current Assets:
   Cash and cash equivalents............................................           $ 2,799          $  1,138
   Accounts receivable, less allowance for doubtful accounts of  $146
    and $62 at December 31, 2002 and June 30, 2003, respectively........             1,048               552
   Inventories, net of reserve for inventory valuation $1,326 and
    $2,006 at December 31, 2002 and June 30, 2003, respectively.........             1,926               575
   Prepaid expenses and other receivables...............................               109                97
                                                                                   -------          --------
                                                                                     5,882             2,362

Property, plant and equipment (net).....................................               522               409
Other assets............................................................                31                25
                                                                                   -------          --------
          Total Assets..................................................           $ 6,435          $  2,796
                                                                                   =======          ========
Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.........................................................           $   484          $    233
   Current portion of capital lease obligations.........................                34                19
   Accounts payable.....................................................               598               362
   Accrued expenses and other...........................................               524               715
   Warranty.............................................................               293               294
   Deferred revenue.....................................................               551               116
                                                                                   -------          --------
                                                                                     2,484             1,739
Capital lease obligations, net of current portions......................                 8                 6
                                                                                   -------          --------
                                                                                     2,492             1,745
                                                                                   -------          --------
Preferred stock, authorized 3,000,000 shares, 2,231,250
authorized as 6% cumulative convertible redeemable preferred stock Series A, $0.01 par value per share, 1,848,328 and
1,904,872 shares issued at December 31, 2002 and June 30, 2003, respectively, and 28,574 and 28,544 shares issuable at December
31, 2002 and June 30, 2003, respectively................................             3,754             3,867
Shareholders' Equity (capital deficiency)
  Common stock, $0.01 par value per share, authorized,
  8,333,333 shares; 2,662,519 and 2,700,216 shares
   outstanding at December 31, 2002 and June 30, 2003,
   respectively.........................................................                27                27
  Capital in excess of par value........................................            31,548            31,605
  Accumulated deficit...................................................           (31,386)          (34,448)
                                                                                   -------          --------
  Total shareholders' equity (capital deficiency).......................               189            (2,816)
                                                                                   -------          --------
Total Liabilities and Shareholders' Equity (capital deficiency).........           $ 6,435          $  2,796
                                                                                   =======          ========

            See notes to condensed consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                            For the Three Months                  For the Six Months
                                               Ended June 30,                       Ended June 30,

                                           2002            2003                2002            2003
                                        ----------      ---------           ----------      ----------
Product sales - net..................    $   1,165       $    564            $   2,086       $   1,562
Service sales - net..................          254            348                  490             614
                                         ---------       --------            ---------       ---------
Total net sales......................        1,419            912                2,576           2,176
                                         ---------       --------            ---------       ---------

Cost of sales:
Product..............................          764          1,273                1,400           2,082
Service..............................          123            203                  213             299
                                         ---------       --------            ---------       ---------
Total cost of sales..................          887          1,476                1,613          (2,381)
                                         ---------       --------            ---------       ---------

  Gross profit (deficit).............          532           (564)                 963            (205)
                                         ---------       --------            ---------       ---------

Operating expenses:
  Selling, general & administrative..        1,159          1,262                2,362           2,404
  Research & development.............          170            124                  381             283
                                         ---------       --------            ---------       ---------
                                             1,329          1,386                2,743           2,687
                                         ---------       --------            ---------       ---------

Operating loss.......................         (797)        (1,950)              (1,780)        (2,892)

Net interest (expense) income........           (5)             1                   (1)              1
                                         ---------       --------            ---------       ---------
Net loss before income tax benefit...         (802)        (1,949)              (1,781)        (2,891)

  Income tax benefit.................           23             --                   23              --
                                         ---------       --------            ---------       ---------
Net loss.............................         (779)        (1,949)              (1,758)        (2,891)

Preferred stock dividends............           57             57                  112             114
                                         ---------       --------            ---------       ---------
Net loss applicable to common
   shares............................    $    (836)      $ (2,006)           $  (1,870)     $  (3,005)
                                         =========       ========            =========       =========

LOSS PER COMMON SHARE:

Net loss per common share -
   basic and diluted ................    $   (0.33)      $  (0.74)           $   (0.74)     $   (1.12)
                                         =========       ========            =========       =========

Weighted average number of
   common shares outstanding -
   basic and diluted ................        2,559          2,698                2,536           2,693
                                         =========       ========            =========       =========


            See notes to condensed consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                         Six Months Ended June 30,
                                                                               ----------------------------------------------
                                                                                        2002                    2003
                                                                               --------------------       -------------------
Cash flows from operating activities:
  Net loss................................................................     $      (1,758)             $   (2,891)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.........................................               308                     165
    Inventory valuation reserve...........................................              (759)                    680
    (Increase) decrease in accounts receivable............................              (308)                    496
    Decrease in inventories...............................................               923                     671
    (Increase) decrease in prepaid expenses and other receivables
     and other assets.....................................................               (63)                     18
    Increase (decrease) increase in accounts payable, accrued expenses and
     other liabilities....................................................               320                     (44)
    Decrease in deferred revenue..........................................                (8)                   (435)
                                                                               -------------              ----------
Net cash used in operating activities.....................................            (1,345)                 (1,340)
                                                                               -------------              ----------

Cash flows from investing activities:
   Additions to property, plant and equipment..............................              (57)                    (52)
                                                                               -------------              ----------
Net cash used in investing activities......................................              (57)                    (52)
                                                                               -------------              ----------

Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................            2,364                   1,844
   Repayments under revolving credit agreement.............................           (2,169)                 (2,095)
   Repayment of long term debt, capital lease obligations..................              (36)                    (18)
    Net proceeds from exercise of employee stock options and issuance of
     common stock..........................................................                2                      --
                                                                               -------------              ----------
Net cash provided by (used in) financing activities........................              161                    (269)
                                                                               -------------              ----------

Net decrease in cash and cash equivalents..................................           (1,241)                 (1,661)
Cash and cash equivalents at beginning of period...........................            3,146                   2,799
                                                                               -------------             -----------
Cash and cash equivalents at end of period.................................    $       1,905             $     1,138
                                                                               =============             ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest..............................................................    $           5             $         9
                                                                               =============             ===========

            See notes to condensed consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2002 and June 30, 2003 is unaudited)
              (Dollars in Thousands, except Per Share Information)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements at June 30, 2003, and for the three month and six month periods ended June 30, 2002 and 2003, are unaudited, but, in the opinion of the management of Storage Engine, Inc. (the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of its operations and its cash flows for the three month and six month periods ended June 30, 2002 and 2003. The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and utilized cash in its operating activities for the three and six-month periods ended June 30, 2002 and 2003 and for the years ended December 31, 2000, 2001 and 2002. Further, the Company's net sales have declined significantly during such periods and at June 30, 2003 the Company reported a stockholders' capital deficiency. For the year ending December 31, 2003, management anticipates an overall decrease in net sales. During the six months ended June 30, 2003 management has reduced certain of the Company's payroll and other costs and management's plan includes additional reductions as considered necessary in addition to continued marketing of the imaging and service capabilities of the Company. Management does, however, anticipate that net losses will continue and that additional cash will be utilized for operations during the year ending December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     Results for the interim period ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2002 and June 30, 2003 is unaudited)
              (Dollars in Thousands, except Per Share Information)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) BUSINESS

     The Company is a provider of document imaging solutions and fault tolerant, cost effective enterprise data storage solutions that serve a wide range of business and government markets.

     The Company offers specific solutions, as well as comprehensive information management systems that store, capture and distribute information, including document conversions, workflow and day forward solutions for private or web enabled content. Through the Company's knowledge of the use of information and its handling, in connectivity options such as Direct Attached Storage (DAS), Network Attached Storage (NAS), Storage Area Networks (SAN) and the centralization of those technologies/resources, including disaster recovery and backup technologies, the Company seeks to design and implement the optimal information storage solution to meet user needs, including the Company's data intensive imaging customers.

     (B) INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

Inventories consist of the following:

                                                   December 31,       June 30,
                                                      2002              2003
                                                   ------------     ------------
                                                                     (unaudited)

Purchased parts.................................   $     2,888        $    2,446
Finished goods .................................           364               135
                                                   -----------        ----------
                                                         3,252             2,581
   Less: inventory valuation reserve............         1,326             2,006
                                                   -----------        ----------
Inventory ......................................   $     1,926        $      575
                                                   ===========        ==========

     (C) REVENUE RECOGNITION

     Revenue is recognized upon shipment of the product when all risks of ownership have passed to the customer and the Company has no specific performance obligations remaining.

     Revenue   related  to  imaging   services  are  recognized   upon  customer
acceptance. Amounts received in advance of acceptance are recorded as deferred revenue in the accompanying condensed consolidated balance sheets.

     Revenues   related  to  maintenance   contracts  are  recognized  over  the
respective terms of the maintenance contracts.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2002 and June 30, 2003 is unaudited)
              (Dollars in Thousands, except Per Share Information)


     (D) PER SHARE INFORMATION

     Basic per share data is computed by dividing net income or loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding. For each of the three and six month periods ended June 30, 2002 and June 30, 2003, diluted earnings per share does not include the effects of options, warrants and convertible preferred stock aggregating 4,074,014 shares and 3,842,006 shares, respectively, as they are anti-dilutive.

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


                                                              Three months ended               Six months ended
                                                                   June 30,                          June 30,
                                                              2002            2003           2002           2003
                                                         -------------------------------------------------------------
Reported net loss applicable to common
 shareholders.........................................     $    (836)   $   (2,006)      $  (1,870)     $  (3,005)
Stock-based employee compensation determined
 under the fair value-based method....................          (371)         (195)           (681)          (544)
                                                           ---------    ----------       ---------      ---------
Pro forma net loss applicable to common
 shareholders.........................................     $  (1,207)   $   (2,201)      $  (2,551)     $  (3,549)
                                                           =========    ==========       =========      =========
Loss per common share (basic and diluted):
        As reported...................................     $   (0.33)   $    (0.74)      $   (0.74)     $   (1.12)
                                                           =========    ==========       =========      =========
        Pro forma.....................................     $   (0.47)   $    (0.82)      $   (1.01)     $   (1.32)
                                                           ==========   ==========       =========      =========

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

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2002 and June 30, 2003 is unaudited)
              (Dollars in Thousands, except Per Share Information)

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

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2002 and June 30, 2003 is unaudited)
              (Dollars in Thousands, except Per Share Information)

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


NOTE 4 - PREFERRED STOCK

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. During 2001, the Company designated 2,231,250 shares of its Preferred Stock as 6% Cumulative Convertible Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), of which 1,904,872 shares are outstanding at June 30, 2003. On March 28, 2003, the Board declared a dividend covering the period of December 16, 2002 through March 15, 2003 on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,536 shares of Series A Preferred Stock.On June 26, 2003, the Board of Directors declared a dividend covering the period March 16, 2003 through June 15, 2003, on the Series A Preferred Stock of approximately $57 which will be paid by issuance of approximately 28,544 shares of Series A Preferred Stock.

     During the quarters ended March 31, 2003 and June 30, 2003, $55 and $3 of Series A Preferred Stock, or 27,301 and 1,658 shares were converted into 35,492 and 2,205 shares of the Company's Common Stock, respectively.

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

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2002 and June 30, 2003 is unaudited)
              (Dollars in Thousands, except Per Share Information)

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

NOTE 5 - TRANSACTION WITH A SIGNIFICANT CUSTOMER

     Sales to the U.S. Air Force through Federal integrators were $691 and $354 and accounted for approximately 48.7% and 38.8% of net sales in the three months ended June 30, 2002 and 2003, respectively.

     Sales to the U.S. Air Force through Federal integrators were $796 and $749 and accounted for approximately 30.9% and 34.4% of net sales in the six months ended June 30, 2002 and 2003, respectively.

     In addition, sales to two imaging customers accounted for $417 and $104, or 29.4% and 12.3% of total net sales in the three months ended June 30, 2002 and 2003, respectively. These same two imaging customers accounted for $417 and $361, or 16.2% and 16.6% of total net sales in the six months ended June 30, 2002 and 2003, respectively.

NOTE 6 - FACTORING FACILITIES

     The Company  entered  into a full  recourse  factoring  facility  with GMAC
Commercial Credit LLC ("GMAC") on July 9, 1997, which provided for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances were payable monthly in arrears at the prime lending rate and the Company was obligated to pay certain annual fees. The factoring facility would have expired on July 20, 2003 and could have been extended on an annual basis thereafter until terminated by either party upon sixty days written notice. The obligations of the Company under such facility were collateralized by substantially all of the assets of the Company. The Company's facility with GMAC restricted the Company's ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow the Company to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. The Company had certain covenants with GMAC, all of which the Company was in compliance as of June 30, 2003. On May 30, 2003, the Company sent notice of its intention to terminate this agreement with GMAC.

     On June 30, 2003, the Company established a line of credit with OceanFirst Bank which provides for borrowing to the lesser of $1 million or up to 80% of eligible receivables (as defined). Interest on such advances is payable monthly in arrears at 2% above the prime rate as

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information for June 30, 2002 and June 30, 2003 is unaudited)
              (Dollars in Thousands, except Per Share Information)

published in the money rate section of The Wall Street Journal. Advances made under this facility are due on demand, no later than April 30, 2004 The obligations of the Company under this facility are collateralized by substantially all the assets of the Company and require cash collateral of $500 which is restricted from withdrawal. This line of credit facility replaces the prior accounts receivable factoring facility with GMAC, which have been repaid through borrowings under this line of credit.

NOTE 7 - SUBSEQUENT EVENTS

     In connection with an overall reduction in force and in an effort to effect further savings in salary expenses, the Company severed its employment relationship with its Vice President, Finance and Administration in June 2003. Since that time, in addition to his other duties, theCompany's President and Chief Executive Officer has assumed responsibility for all of the financial reporting obligations and is acting as the principal financial and accounting officer.

     Effective July 21, 2003, a salary reduction was implemented with certain executives and employees resulting in annual savings of approximately $109.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a provider of document imaging solutions and fault tolerant, cost effective enterprise data storage solutions that serve a wide range of business and government markets. We believe we have significant experience with handling, designing, engineering, architecting, installing and implementing information storage solutions to solve data storage needs. Having manufactured products for OEMs as well as end users, our knowledge and quality practices ensure that our data storage products provide the reliability demanded by our customers. Our goal is to meet and exceed our customers' expectations. We earned ISO 9001 certification in 1999 and have continued to maintain this certification status of quality.

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

     Our sales and marketing objectives are to further establish and solidify our position in the rapidly growing open systems storage market. Our strategic focus targets commercial customers with growing storage requirements. Our technical resources assist our sales team in designing and implementing specific data storage solutions required by our customers. During 2001, we began implementing storage solutions for document imaging needs, which has led us to pursue a vertical market for our products in this area. We now provide a complete enterprise document imaging and management solution that can quickly and precisely archive, retrieve and distribute business critical files, images and information on a dedicated private network or through web enabled access. We offer various services with these document imaging and management solutions enabling us to provide a complete, end-to-end solution which allows us, in a short period of time and in a cost-effective way, to convert paper or microfilm documents to an electronic format which can be viewed via a web-based browser. Because the document imaging market is now a major focus of our sales and marketing efforts, sales to document imaging customers were 27.8% of total net sales as of June 30, 2003.

     Sales to the U.S. Air Force accounted for approximately 34.4% of net sales in the six months ended June 30, 2003. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuation in sales to the U.S. Air Force is the result of several factors over which we have no control, including funding appropriations, software needs and deployment schedules.

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

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

     Three Months Ended June 30, 2002 and 2003
     -----------------------------------------

     NET SALES

     Net sales decreased by approximately $507, or 35.7%, from $1,419 in the three months ended June 30, 2002 as compared to $912 in net sales in the three months ended June 30, 2003. The decrease in net sales in the 2003 period as compared to the same period in 2002 resulted primarily from lower sales to the U.S. Air Force through Federal integrators and sales in the imaging vertical market. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 82.1% and 61.8% of net sales in the quarters ended June 30, 2002 and June 30, 2003, respectively. Service revenues accounted for 17.9% and 38.2% of net sales in the quarters ended June 30, 2002 and June 30, 2003, respectively.

     Sales to our commercial, other Federal customers and alternate channel partners decreased by approximately $27, or 8.8%, from $307 in the three months ended June 30, 2002 as compared to $280 in net sales in the three months ended June 30, 2003. Such sales accounted for approximately 21.6% and 30.7% of net sales for the three-month period ended June 30, 2002 and June 30, 2003, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $337, or 48.8%, from $691 in the three months ended June 30, 2002 as compared to $354 in net sales in the three months ended June 30, 2003. Such sales accounted for approximately 48.7% and 38.8% of total net sales in the quarters ended June 30, 2002 and 2003, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to our imaging customers decreased by approximately $143, or 34.0%, from $421 in the three months ended June 30, 2002 as compared to $278 in net sales in the three months ended June 30, 2003. Such sales accounted for 29.7% and 30.5% of net sales in the three months ended June 30, 2002 and 2003, respectively. One customer accounted for 11.5% of total net sales in the three months ended June 30, 2003.

     GROSS PROFIT (DEFICIT)

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses. Our gross profit decreased by approximately $1,096, or 206%, in the three months ended June 30, 2003 to approximately $
(564) from $532 in the three months ended June 30, 2002. Such decrease in the gross profit is primarily the result of a net increase in inventory valuation reserve of $480, coupled with severance costs and lower net sales. In the three months ended June 30, 2002, the gross margin percentage was 37.5% as compared to (61.8)% in the same period in 2003.

     OPERATING EXPENSES

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions and travel costs for sales and marketing personnel, including trade shows and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses increased by $103, or 8.9%, to $1,262 in the three months ended June 30, 2003 from $1,159 in the three months ended June 30, 2002. This increase is principally due to severance expense of $347 recognized in this period.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses decreased in the three months ended June 30, 2003 by $46, or 27.1%, to $124 from $170 in the corresponding 2002 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the second quarter of 2003 represented approximately 3.6% of our net sales.

     For the three months ended June 30, 2003, we reduced our staff by eighteen, which represents approximately $1,647 in annual salaries and benefits. As a result, we recorded a charge for severance pay including benefits of approximately $347 for the three months ended June 30, 2003.

     NET INTEREST INCOME (EXPENSE)

     Net interest expense was $5 and $1 for the three months ended June 30, 2002 and June 30, 2003, respectively.

     Six Months Ended June 30, 2002 and 2003
     ---------------------------------------

     NET SALES

     Net sales decreased by approximately $400, or 15.5%, from $2,576 in the six months ended June 30, 2002 as compared to $2,176 in net sales in the six months ended June 30, 2003. The decrease in net sales in the 2003 period resulted primarily from decreased sales to our commercial customers and a decrease in sales to our other Federal customers, offset in part by new sales in the imaging vertical market. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 81.0% and 71.8% of net sales in the six months ended June 30, 2002 and June 30, 2003, respectively. Service revenues accounted for 19.0% and 28.2% of total net sales in the six months ended June 30, 2002 and June 30, 2003, respectively.

     Sales to our commercial, other Federal customers and alternate channel partners decreased by approximately $531, or 39.2%, from $1,354 in the six months ended June 30, 2002 as compared to $823 in total net sales in the six months ended June 30, 2003. Such sales accounted for approximately 52.5% and 37.8% of total net sales in the six months ended June 30, 2002 and June 30, 2003, respectively. One customer accounted for 12.4% and 5.3% of total net sales in the six months ended June 30, 2002 and June 30, 2003, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $47, or 5.9%, from $796 in the six months ended June 30, 2002 as compared to $749 in net sales in the six months ended June 30, 2003. Such sales accounted for approximately 30.9% and 34.4% of total net sales in the six months ended June 30, 2002 and June 30, 2003, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales related to our imaging customers increased by approximately $177, or 41.5%, from $427 in the six months ended June 30, 2002 as compared to $604 in total net sales in the six months ended June 30, 2003. Such sales accounted for 16.6% and 27.8% of total net sales in the six months ended June 30, 2002 and June 30, 2003, respectively. Two customers accounted for 16.3% and 16.6% of such revenue for the six months ended June 30, 2002 and June 30, 2003, respectively.

     GROSS PROFIT (DEFICIT)

     Our gross profit/deficit decreased by approximately $1,168, or 121.3%, in the six months ended June 30, 2003 to approximately $(205) from $963 in the six months ended June 30, 2002. Such decrease in gross profit is primarily the result of a net increase in inventory reserve of $680, coupled with severance costs and lower net sales. In the six months ended June 30, 2002, the gross profit/(deficit) margin percentage was 37.4% as compared to (9.4)% in the same period in 2003.

     OPERATING EXPENSES

     SG&A  expenses  increased  in  the  six  months  ended  June  30,  2003  by approximately $42, or 1.8%, to $2,404 from $2,362 in the corresponding 2002 period.

     For the six months ended June 30, 2003, we reduced our staff by eighteen, which represents approximately $1,647 in annual salaries and benefits. As a result, we recorded a charge for severance pay, including benefits of approximately $347 for the six months ended June 30, 2003.

     Research and development expenses decreased in the six months ended June 30, 2003 by $98, or 25.7%, to $283 from $381 in the corresponding 2002 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the six months of 2003 represented approximately 13.0% of our net sales.

     NET INTEREST INCOME

     Net interest income was $1 and $1 for the six months ended June 30, 2002 and June 30, 2003, respectively.


LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)


                                                                 Six Months            Six Months
                                                                   Ended                  Ended
                                                                June 30, 2002         June 30, 2003
                                                            ---------------------------------------------
Net cash used in operating activities                           $    (1,345)          $    (1,340)
Net cash used in investing activities                           $       (57)          $       (52)
Net cash provided by (used in) financing activities             $       161           $      (269)

     We fund our operations primarily from cash generated by operations augmented with funds from borrowings under our new line of credit, which replaced our factoring facility. On June 30, 2003, our cash balance was approximately $1,138.

     Net cash used in operating activities was $1,345 and $1,340 for the six months ended June 30, 2002 and June 30, 2003, respectively. Such use of cash in 2003 resulted primarily from the net loss from operations, coupled with a reduction in accounts payable and deferred revenue which was partially offset by a decrease in accounts receivable, depreciation and amortization.

     We used $57 and $52 for the acquisition of equipment by direct purchase during the six months ended June 30, 2002 and June 30, 2003, respectively. Total capital expenditures for 2003 are expected to be approximately $200, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development, imaging vertical markets, and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by (used in) financing activities was $161 and $(269) for the six months ended June 30, 2002 and June 30, 2003, respectively. Such use of cash in 2003 resulted primarily from net payments made to financial institutions for working capital borrowings. Our working capital was $3,398 and $623 at December 31, 2002 and June 30, 2003, respectively.

     The following table lists our cash contractual obligations as of June 30, 2003.

  ------------------------------------------------------------------------------
                                             Payments Due by Period
                                 -----------------------------------------------
    Contractual Obligations         Total      Less than 1 year      1-3 years
--------------------------------------------------------------------------------

 Capital Lease/Loan Obligations,
 Including Interest                     $ 271              $265               $6
--------------------------------------------------------------------------------

 Operating Leases                          78                78               --
================================================================================

 Total Contractual Cash Obligations     $ 349              $343               $6
================================================================================


     On June 30, 2003, we executed a modification agreement with T. F. Associates our landlord for our Tinton Falls, NJ, location. This modification of our lease and surrender of space agreement has reduced our current operating lease by $9,314 per month, representing a reduction in this lease of 44.8% monthly, beginning August 2003.

     We entered into a full recourse factoring facility with GMAC Commercial Credit LLC ("GMAC") on July 9, 1997, which provided for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of Eligible Receivables (as defined). Interest on such advances were payable monthly in arrears at the prime lending rate and we were obligated to pay certain annual fees. The factoring facility would have expired on July 20, 2003 and could have been extended on an annual basis thereafter until terminated by either party upon sixty days written notice. Our obligations under such facility were collateralized by substantially all of our assets. Our facility with GMAC restricted our ability to pay certain dividends without GMAC's prior written consent. In December 2001, GMAC modified the agreement to allow us to pay dividends with respect to the Series A Preferred Stock in the form of shares of Series A Preferred Stock. We had certain covenants with GMAC, all of which we were in compliance as of June 30, 2003. As of June 30, 2003, we had a balance outstanding of $233 under this full recourse factoring facility. On May 30, 2003, we sent notice of our intention to terminate this agreement with GMAC.

     On June 30, 2003, we established a line of credit with OceanFirst Bank which provides for borrowing to the lesser of $1 million or up to 80% of eligible receivables (as defined). Interest on such advances is payable monthly in arrears at 2% above the prime rate as published in the money rate section of The Wall Street Journal. Advances made under this facility are due on demand, no later than April 30, 2004. Our obligations under this facility are collateralized by substantially all of our assets and require cash collateral of $500, which is restricted from withdrawal. This line of credit facility replaces the prior accounts receivable factoring facility with GMAC, which have been repaid through borrowings under this line of credit.

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

     As of June 30, 2003, there were 1,904,872 shares of Series A Preferred Stock outstanding. As of June 30, 2003, the holders of the outstanding Series A Preferred Stock represented approximately 48.4% of our Common Stock on an as converted to Common Stock basis. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     Our operating results are affected by seasonal factors, particularly the spending fluctuations of our largest customers, including the U.S. Air Force through Federal integrators. Due to the relatively fixed nature of certain of our costs, a decline in net sales in any fiscal quarter will have a material adverse effect on that quarter's results of operations. We do not currently expect such spending fluctuations to be altered in the future. A significant reduction in orders from any of our largest customers could have a material adverse effect on our results of operations. There can be no assurance that our largest customers will continue to place orders with us or that orders of our customers will continue at their previous levels.

     Subject to the risks discussed in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-K, we believe that our existing available cash, credit facility, and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for 2003. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow for 2003. The data storage industry has been struggling with reduced orders and increased competition resulting in losses, closings and layoffs throughout the industry. In addition, we incurred a net loss and utilized cash in our operating activities in the six-month period ended June 30, 2003. During the six months ended June 30, 2003, we reduced our work force by eighteen, which represents savings of approximately $1,747 in annual salaries and benefits.

     We continue to pursue our document imaging and data storage solutions and strategy. Our operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of sales and our ability to gain new customers and make additional sales to current customers. The continuation of operating losses, together with the risks associated with our business, and other changes in our operating assets and liabilities, may have a material adverse affect on the our future liquidity. Inability to improve operating results may require us to seek equity financing, which, if required, would cause dilution to our current shareholders. If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our research and product development plans, further reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. If needed, there can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

     If we continue to incur losses in the long term, we may have to seek additional financing or other strategic opportunities to fund our operations and capital requirements. If cash flows are insufficient or we are unable to raise funds on acceptable terms, this could force us to further reduce our capital expenditures, reduce our work force, discontinue programs or revise our current strategy. We cannot be certain that additional debt or equity financing will be available when required, or if available, that we can secure it on terms satisfactory to us.

CHANGES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses and utilized cash in our operating activities for the three and six-month periods ended June 30, 2002 and 2003 and for the years ended December 31, 2000, 2001 and 2002. Further, our net sales have declined significantly during such periods and at June 30, 2003 we reported a stockholders' capital deficiency. For the year ending December 31, 2003, management anticipates an overall decrease in net sales. During the six months ended June 30, 2003 management has reduced certain of our payroll and other costs and management's plan includes additional reductions as considered necessary in addition to continued marketing of our imaging and service capabilities. Management does, however, anticipate that net losses will continue and that additional cash will be utilized for operations during the year ending December 31, 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

     Except as discussed above, there were no material changes in our critical accounting policies or methods used in the preparation of financial statements from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer and acting chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of personnel changes, appropriate changes were made to cash disbursement, payroll and purchasing functions.

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

     In late 2002, we were contacted through our counsel by an Assistant United States Attorney in the Civil Division of the United States Attorney's office in Boston who raised the question of whether we had civil responsibility to the government for the events described above. The government indicated its belief that it may have civil causes of action against us under Federal, state and common law arising from or in connection with the work performed for, and billings to, the Federal government. Discussions are ongoing between the government and our counsel regarding the merits of such causes of action and the possible settlement of the same prior to any possible litigation. It is uncertain at this time whether we will be successful in our discussions, and if a settlement, if any, will have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

     In addition we are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these matters will not have a materially adverse effect on our financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 28, 2003, the Board of Directors declared a dividend covering the period December 16, 2002 through March 15, 2003 on the Series A Preferred Stock of approximately $57 which will be paid by issuance of approximately 28,536 shares of Series A Preferred Stock. On June 26, 2003, the Board of Directors declared a dividend covering the period March 16, 2003 through June 15, 2003 on the Series A Preferred Stock of approximately $57 which will be paid by issuance of approximately 28,544 shares of Series A Preferred Stock.

     We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of the Company (the "Meeting") was held on June 26, 2003.

     There were represented at the Meeting, either in person or by Proxy, 1,960,087 shares of Common Stock out of a total number of 2,698,088 shares of Common Stock issued and outstanding and entitled to vote at the Meeting; and 1,440,683 shares of Series A Preferred Stock out of a total number of 1,904,762 shares of Series A Preferred Stock issued and outstanding and entitled to vote at the Meeting. Each share of Common Stock was entitled to one vote and each share of Series A Preferred Stock was entitled to one and one-third votes on any matter presented to all shareholders. Accordingly, there were an aggregate of 5,231,421 votes entitled to be cast at the Meeting on matters presented to all shareholders, of which an aggregate of 3,876,195 were present in person or represented by proxy. Each share of Series A Preferred Stock was entitled to one vote on any matter presented at the Meeting to Series A Preferred Stockholders voting as a separate class. No such matters were presented to the Series A Preferred Stockholders at the Meeting.

     The following is a complete list of our directors, each of whom were elected at the Meeting:

     Michael E. Faherty;
     Gale R. Aguilar;
     Gregg M. Azcuy;
     Donald E. Fowler; and
     Frank R. Triolo.

     The proposals and results of the vote of the shareholders taken at the Meeting by ballot and proxy were as follows:

     (A) Election of the nominees for the Board of Directors:

                                        For                      Withheld
                                        ---                      --------

     Michael E. Faherty               3,848,737                   27,458
     Gale R. Aguilar                  3,848,716                   27,479
     Gregg M. Azcuy                   3,848,716                   27,479
     Donald E. Fowler                 3,848,737                   27,458
     Frank R. Triolo                  3,848,716                   27,479


     (B) Proposal to ratify the appointment of Eisner LLP as our independent auditors for the year ending December 31, 2003:

         For                    Against                      Abstain
         ---                    -------                      -------

    3,851,221 Votes           4,613 Votes                  20,361 Votes


ITEM 5. OTHER INFORMATION.

     In connection with an overall reduction in force and in an effort to effect further savings in salary expenses, we severed our employment relationship with our Vice President, Finance and Administration in June 2003. Since that time, in addition to his other duties, our President and Chief Executive Officer has assumed responsibility for all of our financial reporting obligations and is acting as our principal financial and accounting officer.

     Effective July 21, 2003, a salary reduction was implemented with certain executives and employees, resulting in annual savings of approximately $109.

     On June 30, 2003, we executed a modification agreement with T. F. Associates our landlord for our Tinton Falls, NJ, location. This modification of our lease and surrender of space agreement has reduced our current operating lease by $9,314 per month, representing a reduction in this lease of 44.8% monthly, beginning August 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            4.1 Promissory Note from the Company to OceanFirst Bank dated June 30, 2003.

            10.1 Business Loan Agreement by and between the Company and OceanFirst Bank dated June 30, 2003.

            10.2 Commercial Security Agreement by and between the Company and OceanFirst Bank dated June 30, 2003.

            10.3 Master Repurchase Agreement by and between OceanFirst Bank and the Company dated June 30, 2003.

            10.4  Lease  Modification  and  Surrender  Agreement by and  between
                  T. F. Associates and the Company dated June 30, 2003.

            31.1 Certification of principal executive officer and principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of principal executive officer and principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

      (b)   Reports on Form 8-K.

               On April 2, 2003, we furnished a Current Report on Form 8-K under
            Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial statements) pursuant to
            Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   STORAGE ENGINE, INC.




Date:  August 14, 2003             By:  /s/  Gregg M. Azcuy
                                      ------------------------------------------
                                      Gregg M. Azcuy
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)