Form 10QSB
period 2003-09-30
STORAGE ENGINE INC
filed 2003-11-14
CIK 900619

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

    ------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

|_| Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------

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

      Yes:    X                                   No:
            -----                                     -----

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of October 31, 2003.

              Class                                   Number of Shares
              -----                                   ----------------
 Common Stock, $0.01 par value                             2,700,216

     Transitional Small Business Disclosure Format (check one):

                  Yes:                            No:    X
                        -----                          -----


                              STORAGE ENGINE, INC.

                                TABLE OF CONTENTS
                                -----------------
                                                                                                          Page


PART I.  FINANCIAL INFORMATION.

     Item 1.      Financial Statements.....................................................................1

         Condensed Consolidated Balance Sheets as of December 31, 2002
         and September 30, 2003 (unaudited)................................................................2

         Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2002 and September 30, 2003 and for the nine months ended September 30, 2002 and September 30, 2003...................................................3

         Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and September 30, 2003.......................................4

         Notes to Condensed Consolidated Financial Statements (unaudited)..................................5

     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations........................................14

         Results of Operations............................................................................15

         Liquidity and Capital Resources..................................................................19

         Changes to Critical Accounting Policies and Estimates............................................22

     Item 3.      Controls and Procedures.................................................................22

PART II.  OTHER INFORMATION.

     Item 1.      Legal Proceedings.......................................................................24
     Item 6.      Exhibits and Reports on Form 8-K........................................................25

SIGNATURES................................................................................................26

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, except Per Share Information)

                                                                                            December 31,       September 30,
                                                                                               2002                2003
                                                                                            ------------       -------------
                                                                                                                (unaudited)
Assets
Current Assets:
   Cash and cash equivalents....................................................             $ 2,799              $ 164
   Restricted cash .............................................................                  --                500
   Accounts receivable, less allowance for doubtful accounts of  $146
    and $36 at December 31, 2002 and September 30, 2003, respectively...........               1,048                135

   Inventories, net of reserve for inventory valuation $1,326 and $1,937 at
    December 31, 2002 and September 30, 2003, respectively......................               1,926                631
   Prepaid expenses and other receivables.......................................                 109                167
                                                                                             -------             -------
                                                                                               5,882              1,597

Property, plant and equipment (net).............................................                 522                302
Other assets....................................................................                  31                 25
                                                                                             -------            --------
          Total Assets..........................................................             $ 6,435            $ 1,924
                                                                                             =======            =======
Liabilities and Shareholders' Equity
Current Liabilities:
   Loan payable.................................................................             $   484              $ 153
   Current portion of capital lease and other obligations.......................                  34                 65
   Accounts payable.............................................................                 598                344
   Accrued expenses and other...................................................                 524                338
   Warranty.....................................................................                 293                209
   Deferred revenue.............................................................                 551                168
                                                                                             -------             -------
                                                                                               2,484              1,277
Capital lease obligations, net of current portions..............................                   8                  5
                                                                                             -------             -------
                                                                                               2,492              1,282
                                                                                             -------             -------
Preferred stock, authorized 3,000,000 shares, 2,231,250 authorized as 6%
cumulative convertible redeemable preferred stock Series A, $0.01 par value per share, 1,848,328 and 1,933,416 shares issued at December
31, 2002 and September 30, 2003, respectively, and 28,574 and zero shares issuable at December 31, 2002 and September 30, 2003,
respectively....................................................................               3,754              3,867

Shareholders' Equity (capital deficiency)
   Common stock, $0.01 par value per share, authorized, 8,333,333 shares; 2,662,519 and 2,700,216 shares outstanding at December 31,
    2002 and September 30, 2003, respectively...................................                  27                 27
   Capital in excess of par value...............................................              31,548             31,605
   Accumulated deficit..........................................................             (31,386)           (34,857)
                                                                                             -------             -------
    Total shareholders' equity (capital deficiency).............................                 189             (3,225)
                                                                                             -------             -------
Total Liabilities and Shareholders' Equity (capital deficiency).................             $ 6,435              1,924
                                                                                             =======            =======

            See notes to condensed consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                             For the Three Months                For the Nine Months
                                              Ended September 30,                Ended September 30,

                                            2002           2003                2002               2003
                                        ---------      ---------            --------           -------

Product sales - net..................    $ 1,637          $ 182             $ 3,723            $ 1,744
Service sales - net..................        239            328                 729                942
                                        --------       --------             -------            -------
Total net sales......................      1,876            510               4,452              2,686
                                        --------       --------             -------            -------

Cost of sales:
Product..............................        980             (4)              2,380              2,078
Service..............................         91            180                 304                479
                                        --------       --------             -------            -------
Total cost of sales..................      1,071            176               2,684              2,557
                                        --------       --------             -------            -------

  Gross profit ......................        805            334               1,768                129
                                        --------       --------             -------            -------
Operating expenses:
  Selling, general & administrative..      1,290            650               3,652              3,057
  Research & development.............        153             87                 534                370
                                        --------       --------             -------            -------
                                           1,443            737               4,186              3,427
                                        --------       --------             -------            -------

Operating loss.......................       (638)          (403)             (2,418)            (3,298)

Net gain on sale of patents and
intellectual property................      1,000             --               1,000                 --
Net interest expense.................         --             (6)                 (1)                (1)
                                        --------       --------             -------            -------

Net income (loss) before income tax
benefit..............................        362           (409)             (1,419)            (3,299)

Income tax benefit...................         --             --                  23                 --
                                        --------       --------             -------            -------

Net income (loss)....................        362           (409)             (1,396)            (3,299)

Preferred stock dividends............         57             58                 170                172
                                        --------       --------             -------            -------

Net income (loss) applicable to common
shares...............................    $   305        $  (467)            $(1,566)          $ (3,471)
                                        ========       ========           =========           ========

Net income (loss) per common share:

Net income (loss) per common share -
basic................................   $   .12        $  (.17)            $  (.61)           $ (1.29)
                                        ========       ========           =========           ========

Net income (loss) per common share -
diluted..............................   $   .07       $   (.17)            $  (.61)           $ (1.29)
                                        ========       ========           =========           ========

Weighted average number of common
shares outstanding - basic...........     2,584          2,700               2,552              2,695
                                        ========       ========           =========           ========

Weighted average number of common
shares outstanding - diluted.........     5,157          2,700               2,552              2,695
                                        ========       ========           =========           ========


            See notes to condensed consolidated financial statements.


                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                          Nine Months Ended September 30,
                                                                                        ---------------------------------
                                                                                             2002               2003
                                                                                         ------------       -----------
Cash flows from operating activities:
   Net loss...................................................................            $ (1,396)         $ (3,299)

   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization............................................                 438               235
     Net gain on sale of certain patents and intellectual property                          (1,000)               --
     Inventory valuation reserve..............................................                  --               611
     (Increase) decrease in accounts receivable...............................                (238)              913
     Decrease in inventories..................................................                 462               684
     Increase in prepaid expenses, other receivables and other assets.........                 (67)              (52)
     Decrease in accounts payable, accrued expenses and other liabilities                     (125)             (526)
     Decrease in deferred revenue.............................................                  (7)             (383)
                                                                                           -------            ------
Net cash used in operating activities.........................................              (1,933)           (1,817)
                                                                                           -------            ------
Cash flows from investing activities:
   Additions to property, plant and equipment (net of dispositions)...........                 (29)              (15)
   Cash collateral under line of credit.......................................                  --              (500)
   Gross proceeds from the sale of certain patents and intellectual property                 1,000                --
                                                                                           -------            ------
Net cash provided by (used in) investing activities...........................                 971              (515)
                                                                                           -------            ------
Cash flows from financing activities:
   Borrowings under revolving credit agreement................................               4,344             1,963
   Repayments under revolving credit agreement................................              (3,922)           (2,294)
   (Repayment) of borrowings under long term debt, capital lease and other
     obligations..............................................................                 (48)               28
    Net proceeds from exercise of employee stock options and issuance of
     common stock.............................................................                   2                --
                                                                                           -------            ------
Net cash provided by (used in) financing activities...........................                 376              (303)
                                                                                           -------            ------
Net decrease in cash and cash equivalents.....................................                (586)           (2,635)
Cash and cash equivalents at beginning of period..............................               3,146             2,799
                                                                                           -------            ------
Cash and cash equivalents at end of period....................................             $ 2,560            $  164
                                                                                           =======            ======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest.................................................................              $   29            $   11
                                                                                            ======            ======

            See notes to condensed consolidated financial statements.

                      STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)


Note 1 - Basis of Presentation

     The accompanying condensed consolidated financial statements at September 30, 2003, and for the three month and nine month periods ended September 30, 2002 and 2003, are unaudited, but, in the opinion of the management of Storage Engine, Inc. (the "Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations and its cash flows for the three month and nine month periods ended September 30, 2002 and 2003. The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 which were included as part of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and utilized cash in its operating activities for the three and nine-month periods ended September 30, 2002 and 2003 and for the years ended December 31, 2000, 2001 and 2002. Further, the Company's net sales have declined significantly during such periods and at September 30, 2003 the Company reported a stockholders' capital deficiency. For the year ending December 31, 2003, management anticipates an overall decrease in net sales. During the nine months ended September 30, 2003 management has reduced certain of the Company's payroll and other costs and management's plan includes additional reductions as considered necessary in addition to continued marketing of the imaging and service capabilities of the Company. Management does, however, anticipate that net losses will continue and that additional cash will be utilized for operations during the year ending December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     Results for the interim period ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)

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

     (b) Restricted cash

     On June 30, 2003, the Company established a line of credit with OceanFirst Bank which provides for borrowing to the lesser of $1 million or up to 80% of eligible receivables (as defined). Interest on such advances is payable monthly in arrears at 2% above the prime rate as published in the money rate section of The Wall Street Journal. Advances made under this facility are due on demand, but no later than April 30, 2004. The obligations of the Company under this facility are collateralized by substantially all the assets of the Company and require cash collateral of $500 which is restricted from withdrawal. This line of credit facility replaces the prior accounts receivable factoring facility with GMAC, which have been repaid through borrowings under this line of credit.

     On October 1, 2003 the Company executed a Change in Terms Agreement with Ocean First Bank. Under the Change in Terms Agreement, the Company's borrowing ability has been reduced to $500, which is secured by a required cash collateral of $500 along with substantially all the assets of the Company.

     (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)

Inventories consist of the following:

                                                  December 31,    September 30,
                                                      2002            2003
                                                     -------        ------
                                                                  (unaudited)

Purchased parts...............................  $     2,888     $    2,372
Finished goods ...............................          364            196
                                                    -------         -------
                                                      3,252          2,568
         Less: inventory valuation reserve....        1,326          1,937
                                                    -------         -------
Inventory ....................................  $     1,926     $      631
                                                    ========        =======

     (d) Revenue Recognition

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

     (e) Per Share Information

     Basic per share data is computed by dividing net income or loss adjusted for preferred stock dividends by the weighted average number of common shares outstanding. For each of the nine month periods ended September 30, 2002 and September 30, 2003, and for the three month period ended September 30, 2003, diluted earnings per share does not include the effects of options, warrants and convertible preferred stock aggregating 4,049,637 shares, 3,703,422 shares and 3,698,831 shares, respectively, as they are anti-dilutive.

     For the three month period ended September 30, 2002, diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding plus 2,572,372 and 621 additional common shares which would have been issuable upon the conversion of the preferred stock and the exercise of certain stock options. No effect has been given to the exercise of 1,476,644 outstanding options and warrants as their effect would have been anti-dilutive.

     (f) Stock Based Compensation

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

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)

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



                                                               Three months ended                Nine months ended
                                                                                  September 30,
                                                               2002            2003           2002          2003
                                                          -----------------------------------------------------------
Reported net income (loss) applicable to common
shareholders.........................................        $  305         $ (467)      $ (1,566)     $ (3,471)
Stock-based employee (compensation) benefit determined
  under the fair value-based method..................          (387)           131         (1,067)         (413)
                                                            -------         -------        -------        ------

Pro forma net loss applicable to common shareholders.           (82)          (336)        (2,633)       (3,884)
                                                            =======         =======        =======       =======
Loss per common share (basic and diluted):
        As reported - basic..........................           .12           (.17)          (.61)        (1.29)
                                                            =======         =======        =======       =======
        Diluted......................................           .07           (.17)          (.61)        (1.29)
                                                            =======         =======        =======       =======
        Proforma - basic and diluted.................       $ (.03)         $ (.12)       $ (1.03)      $ (1.44)
                                                            =======         =======        =======       =======


Note 3 - Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a reporting company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS No. 150 requires a reporting entity to classify a mandatory redeemable financial instrument, which embodies an unconditional obligation to redeem the obligation at a specified or determinable date, as a liability measured at fair value unless the redemption is required to occur only upon liquidation or termination of the reporting entity. The Company has adopted SFAS No. 150 as of the third quarter 2003. As the outstanding shares of the 6% cumulative convertible preferred stock, Series A issued by the Company are convertible at the option of the holder at any time prior to the required redemption dates which begin in March 2005, redemption is contingent upon the holder's not exercising its option to convert into common shares and accordingly, such shares are not considered redeemable and therefore are not required to be classified as a liability.

Note 4 - Legal Proceedings

     In late January 2000, the Company received a subpoena from the United States Attorney's Office in Boston, Massachusetts for the production of documents in connection with an investigation into Federal government purchasing. The Company has been and intends to

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)

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

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)

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

     In addition, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of the Company's management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position.

Note 5 - Preferred Stock

     The Company has an authorized class of 3,000,000 shares of Preferred Stock which may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. During 2001, the Company designated 2,231,250 shares of its Preferred Stock as 6% Cumulative Convertible Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock"), of which 1,933,416 shares are outstanding at September 30, 2003. On March 28, 2003, the Board declared a dividend covering the period of December 16, 2002 through March 15, 2003 on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,536 shares of Series A Preferred Stock. On June 26, 2003, the Board of Directors declared a dividend covering the period March 16, 2003 through June 15, 2003, on the Series A Preferred Stock of approximately $57 which was paid by issuance of approximately 28,544 shares of Series A Preferred Stock.

     As of September 30, 2003, approximately $58 in dividends covering the period of June 16, 2003 through September 15, 2003 remained in arrears. The Company anticipates that such dividend will be declared in November 2003 and paid by issuance of approximately 28,932 shares of Series A Preferred Stock.

     During the quarters ended March 31, 2003 and June 30, 2003, $55 and $3 of Series A Preferred Stock, or 27,301 and 1,658 shares were converted into 35,492 and 2,205 shares of the Company's Common Stock, respectively. No such conversions were made during the quarter ended September 30, 2003.

     Each share of Series A Preferred Stock was initially convertible, at the option of its holder, at any time after issuance, into eight shares of Common Stock. As a result of the one-for-six reverse stock split of the Company's Common Stock, effective July 20, 2001, each share of

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)

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

     The Series A Preferred Stock is subject to mandatory redemption by the Company four years after its issuance, beginning March 2005, at a stated value of $2.00 per share. The Series A Preferred Stock may also be redeemed at the option of the Company or the holder under certain conditions. Subject to certain conditions, holders of Series A Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more.

Note 6 - Transaction With Significant Customers

     Sales to the U.S. Air Force through Federal integrators were $1,154 and $24 and accounted for approximately 61.5% and 4.7% of net sales in the three months ended September 30, 2002 and 2003, respectively. Sales to the U.S. Air Force through Federal integrators were $1,949 and $819 and accounted for approximately 43.8% and 30.5% of net sales in the nine months ended September 30, 2002 and 2003, respectively.

     Sales to the Company's commercial, other Federal customers and alternate channel partners decreased by approximately $1,000, or 48.1%, from $2,080 in the nine months ended September 30, 2002 as compared to $1,080 in total net sales in the nine months ended September 30, 2003. Such sales accounted for approximately 46.7% and 40.2% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. One customer accounted for 29.8% and 14.7% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. In addition, in the nine months ended September 30, 2003, one other customer accounted for 11.1% of total net sales.

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)

     Sales related to the Company's imaging customers increased by approximately $364, or 86.1%, from $423 in the nine months ended September 30, 2002 as compared to $787 total net sales in the nine months ended September 30, 2003. Such sales accounted for 9.5% and 29.3% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. One customer accounted for all of the sales in 2002 and two customers accounted for 22.7 % of such sales in the nine months ended September 30, 2003.

Note 7 - Factoring Facilities

     The Company  entered  into a full  recourse  factoring  facility  with GMAC
Commercial Credit LLC ("GMAC") on July 9, 1997, which provided for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of eligible receivables (as defined). Interest on such advances was payable monthly in arrears at the prime lending rate and the Company was obligated to pay certain annual fees. The factoring facility expired on July 20, 2003 and could have been extended on an annual basis thereafter until terminated by either party upon sixty days written notice. The obligations of the Company under such facility were collateralized by substantially all of the assets of the Company. On May 30, 2003, the Company sent notice of its intention to terminate this agreement with GMAC.

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

     On October 1, 2003 the Company executed a Change in Terms Agreement with Ocean First Bank. Under the Change in Terms Agreement, the Company's borrowing ability has been reduced to $500, which is secured by a required cash collateral of $500 along with substantially all the assets of the Company.

Note 8 - Subsequent Events

     During the last few weeks of September and early October, 2003, a number of employees, who represented the bulk of the Company's imaging sales initiative, resigned from the Company. The Company believes that these former employees subsequently formed a company to compete with the Company's imaging sales efforts. On October 10, 2003, the Company filed a complaint against this group of former employees alleging nine counts, including, among others, breach of contract, breach of loyalty, tortuous interference with existing contracts and conspiracy. On October 15, 2003, the Company sought and obtained a restraining order against these former employees that prohibits them from selling to, purchasing from, contacting, soliciting, diverting or

                     STORAGE ENGINE, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated
                 Financial Statements (Information for September
                  30, 2002 and September 30, 2003 is unaudited)
              (Dollars in Thousands, Except Per Share Information)


otherwise seeking to take away any of the Company's existing and prospective customers. The Company intends to vigorously pursue this action for monetary damages and injunctive relief.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a provider of document imaging solutions and fault tolerant, cost effective enterprise data storage solutions that serve a wide range of business and government markets. We believe we have significant experience with handling, designing, engineering, architecting, installing and implementing information storage solutions to solve data storage needs. Having manufactured products for alternate channel partners, as well as end users, our knowledge and quality practices ensure that our data storage products provide the reliability demanded by our customers. Our goal is to meet and exceed our customers' expectations.

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

     Our sales and marketing objectives are to further establish and solidify our position in the open systems storage market. Our strategic focus targets commercial customers with growing storage requirements. Our technical resources assist our sales team in designing and implementing specific data storage solutions required by our customers. During 2001, we began implementing storage solutions for document imaging needs, which has led us to pursue a vertical market for our products in this area. We now provide a complete enterprise document imaging and management solution that can quickly and precisely archive, retrieve and distribute business critical files, images and information on a dedicated private network or through web enabled access. We offer various services with these document imaging and management solutions enabling us to provide a complete, end-to-end solution which allows us, in a short period of time and in a cost-effective way, to convert paper or microfilm documents to an electronic format which can be viewed via a web-based browser. Sales to document imaging customers were 29.3% of total net sales as of September 30, 2003 as result of this new focus. During the last few weeks of September and early October 2003, a number of employees, who represented the bulk of our imaging sales initiative, resigned from the Company. We believe that these former employees subsequently formed a company to compete with our imaging sales efforts. On October 15, 2003, we sought and obtained a restraining order against these former employees that prohibits them from selling to, purchasing from, contacting, soliciting, diverting or otherwise seeking to take away any of our existing and prospective customers. If we are not able to replace such employees in a reasonable period of time, it could materially adversely affect our financial condition.

     Sales to the U.S. Air Force accounted for approximately 30.5% of net sales in the nine months ended September 30, 2003. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a portion of our net sales. Quarterly fluctuation in sales to the U.S. Air Force is the result of several factors over which we have no control, including funding appropriations, software needs and deployment schedules.

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, selling, general and administrative expenditures, research and development expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements contained in this Quarterly Report on Form 10-QSB. Factors that could cause actual results, performance or achievements to vary materially include, but are not limited to: our liquidity and capital resources, estimates made by management with respect to our critical accounting policies, component quality and availability, changes in business conditions, changes in our sales strategy and product development plans, the loss of employees in September and October 2003 who represented the bulk of our imaging sales initiative, changes in the data storage, imaging, or network marketplace, competition between us and other companies that may be entering the data storage host/network attached markets, competitive pricing pressures, continued market acceptance of our open systems products, delays in the development of new technology and changes in customer buying patterns.

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

Results of Operations (Dollars in Thousands)

     Three Months Ended September 30, 2002 and 2003
     ----------------------------------------------

     Net Sales

     Net sales decreased by approximately $1,366, or 72.8%, from $1,876 in the three months ended September 30, 2002 as compared to $510 in net sales in the three months ended September 30, 2003. The decrease in net sales in the 2003 period as compared to the same period in 2002 resulted primarily from lower sales to the U.S. Air Force through Federal integrators, other Federal, alternate channel partners and commercial customers offset in part by an increase in sales in the imaging vertical market. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 87.3% and 35.7% of net sales in the quarters ended September 30, 2002 and September 30, 2003, respectively. Service revenues accounted for 12.7% and 64.3% of net sales in the quarters ended September 30, 2002 and September 30, 2003, respectively. Such favorable change in the percentage of service revenue to total net sales is primarily the result of the increase in sales of our imaging vertical market.

     Sales to our  commercial,  other Federal  customers  and alternate  channel partners decreased by approximately $418, or 58.0%, from $721 in the three months ended September 30, 2002 as compared to $303 in net sales in the three months ended September 30, 2003. Such sales accounted for approximately 38.4% and 59.4% of net sales for the three-month period ended September 30, 2002 and September 30, 2003, respectively.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $1,129, or 97.8%, from $1,154 in the three months ended September 30, 2002 as compared to $24 in net sales in the three months ended September 30, 2003. Such sales accounted for approximately 61.5% and 4.7% of total net sales in the quarters ended September 30, 2002 and 2003, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales to our imaging customers increased by approximately $182 from $1 in the three months ended September 30, 2002 as compared to $183 in the three months ended September 30, 2003. Such sales accounted for zero percent and 35.9% of net sales in the three months ended September 30, 2002 and 2003, respectively. One customer accounted for 13.3% of total net sales in the three months ended September 30, 2003.

     Gross Profit

     Our cost of sales includes primarily the cost of purchased material, direct labor and related overhead expenses. Our gross profit decreased by approximately $471, or 58.5%, in the three months ended September 30, 2003 to approximately $334 from $805 in the three months ended September 30, 2002. Such decrease in the gross profit is primarily the result of lower net sales in the three months ended September 30, 2003, as compared to the same period in 2002, offset in part by the higher gross margin in our service revenues. In addition, we reduced our warranty reserve by $85 during the quarter ended September 30, 2003, commensurate with the reduction in staff and the reduction in the number of units on warranty. This reduction offset with the cost of products sold generated a net benefit of $4 during the three months ended September 30, 2003. In the three months ended September 30, 2002, the gross margin percentage was 42.9% as compared to 65.5% in the same period in 2003.

     Operating Expenses

     Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions and travel costs for sales and marketing personnel, including trade shows and expenses associated with our management, accounting, contract and administrative functions. SG&A expenses decreased by $640, or 49.6%, to $650 in the three months ended September 30, 2003 from $1,290 in the three months ended September 30, 2002. Such decrease was principally due to the reduction in overall operating expenses including the reduction in work force that occurred throughout 2003. During the quarter ended September 30, 2003 we further reduced our staff by three and took an additional severance charge of $18. Such further reduction in staff represents an additional annual saving of approximately $195.

     Research and development expenses consist primarily of salaries and benefits paid to engineers and programmers and other related overhead expenses. These expenses decreased in the three months ended September 30, 2003 by $66, or 43.1%, to $87 from $153 in the corresponding 2002 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the third quarter of 2003 represented approximately 17.1% of our net sales, compared to 8.2% of our net sales for the third quarter of 2002.

     Net Interest Expense

     Net interest expense was zero and $6 for the three months ended September 30, 2002 and September 30, 2003, respectively.

     Nine Months Ended September 30, 2002 and 2003
     ---------------------------------------------

     Net Sales

     Net sales decreased by approximately $1,766, or 39.7%, from $4,452 in the nine months ended September 30, 2002 as compared to $2,686 in net sales in the nine months ended September 30, 2003. The decrease in net sales in the 2003 period resulted primarily from decreased sales to our commercial customers other Federal customers, alternate channel partners and sales to the USAF through integrators, offset in part by an increase in sales in the imaging vertical market. Sales of our fault tolerant enterprise storage solutions integrated with third party products accounted for 83.6% and 64.9% of net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. Service revenues accounted for 16.4% and 35.1% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. Such favorable change in the percentage of service revenue to total net sales is primarily the result of an increase in sales of our imaging vertical market.

     Sales to our commercial, other Federal customers and alternate channel partners decreased by approximately $1,000, or 48.1%, from $2,080 in the nine months ended September 30, 2002 as compared to $1,080 in total net sales in the nine months ended September 30, 2003. Such sales accounted for approximately 46.7% and 40.2% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. One customer accounted for 29.8% and 14.7% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. In addition, in the nine months ended September 30, 2003, one other customer accounted for 11.1% of total net sales.

     Sales to the U.S. Air Force through Federal integrators decreased by approximately $1,130, or 58.0%, from $1,949 in the nine months ended September 30, 2002 as compared to $819 in net sales in the nine months ended September 30, 2003. Such sales accounted for approximately 43.8% and 30.5% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. Although we do not anticipate that the U.S. Air Force will continue to purchase from us at historical levels, either in absolute dollars or as a percentage of net sales, we believe that sales to the U.S. Air Force will continue to comprise a significant portion of our net sales. Quarterly fluctuations in sales to the U.S. Air Force are the result of several factors over which we have no control, including funding appropriations and departmental approvals.

     Sales related to our imaging customers increased by approximately $364, or 86.1%, from $423 in the nine months ended September 30, 2002 as compared to $787 total net sales in the nine months ended September 30, 2003. Such sales accounted for 9.5% and 29.3% of total net sales in the nine months ended September 30, 2002 and September 30, 2003, respectively. One customer accounted for all of the sales in 2002 and two customers accounted for 22.7 % of such sales in the nine months ended September 30, 2003.

     During the last few weeks of September and early October, 2003, a number of employees, who represented the bulk of our imaging sales initiative, resigned from the Company. We believe that these former employees subsequently formed a company to compete with our imaging sales efforts. On October 10, 2003, we filed a complaint against this group of former employees alleging nine counts, including, among others, breach of contract, breach of loyalty, tortuous interference with existing contracts and conspiracy. On October 15, 2003, we sought and obtained a restraining order against these former employees that prohibits them from selling to, purchasing from, contacting, soliciting, diverting or otherwise seeking to take away any of our existing and prospective customers. We intend to vigorously pursue this action for monetary damages and injunctive relief.

     Gross Profit

     Our gross profit decreased by approximately $1,639, or 92.7%, in the nine months ended September 30, 2003 to approximately $129 from $1,768 in the nine months ended September 30, 2002. Such decrease in gross profit is primarily the result of a net increase in inventory reserve of $611, coupled with severance costs and lower net sales. In the nine months ended September 30, 2002, the gross profit margin percentage was 4.8% as compared to 39.7% in the same period in 2003. We reduced our warranty reserve by $85 during the three months ended September 30, 2003, commensurate with the reduction in staff and the reduction in the number of units on warranty.

     Operating Expenses

     SG&A expenses decreased in the nine months ended September 30, 2003 by approximately $595, or 16.3%, to $3,057 from $3,652 in the corresponding 2002 period.

     For the nine months ended September 30, 2003, we reduced our staff by twenty-one, which represents approximately $1,842 in annual salaries and benefits. As a result, we recorded a charge for severance pay, including benefits of approximately $365 for the nine months ended September 30, 2003.

     Research and development expenses decreased in the nine months ended September 30, 2003 by $164, or 30.7%, to $370 from $534 in the corresponding 2002 period. This decrease is due primarily to a decrease in engineering staff. Research and development expenses for the nine months of 2003 represented approximately 13.8% of our net sales, compared to approximately 12% of our net sales for the period in 2002.

     Net Interest Expense

     Net interest expense was $1 each for the nine months ended September 30, 2002 and September 30, 2003, respectively.

Liquidity and Capital Resources (Dollars in Thousands)


                                                       Nine Months        Nine Months
                                                          Ended              Ended
                                                     Sept. 30, 2002      Sept. 30, 2003
                                                    ----------------    -----------------
Net cash used in operating activities                    $(1,933)           $(1,817)
Net cash provided by (used in) investing activities          971               (515)
Net cash provided by (used in) financing activities          376               (303)

     We have funded our operations primarily from cash generated by operations augmented with our cash balance which at December 31, 2002 was $2,799. On September 30, 2003, our cash balance was approximately $664, which includes $500 of cash restricted from use.

     Net cash used in operating activities was $1,933 and $1,817 for the nine months ended September 30, 2002 and September 30, 2003, respectively. Such use of cash in 2003 resulted primarily from the net loss from operations, coupled with a reduction in accounts payable and deferred revenue which was partially offset by a decrease in accounts receivable, and inventory and the adding back of depreciation and amortization.

     Net cash provided by and used in investing activities was $971 and $515 for the nine months ended September 30, 2002 and 2003, respectively. During the quarter ended September 30, 2002, we received proceeds of $1,000 pursuant to an agreement with a third party to sell certain patent and intellectual property rights. The original cost of obtaining such patents and intellectual property were appropriately expensed when incurred. During the quarter ended September 30, 2003, we pleged $500 as cash collateral under the new line of credit. We used $29 and $15 for the acquisition of equipment (net of dispositions) by direct purchase during the nine months ended September 20, 2002 and September 30, 2003, respectively. Total capital expenditures for 2003 are expected to be approximately $50, although such amounts are not subject to formal commitments. We anticipate that such expenditures will include the purchase of capital equipment for research and development, imaging vertical markets, and general corporate use. There are no other material commitments for capital expenditures currently outstanding.

     Net cash provided by and used in financing activities was $376 and $303 for the nine months ended September 30, 2002 and September 30, 2003, respectively. Such use of cash in 2003 resulted primarily from net borrowing from financial institutions for working capital needs. Our working capital was $3,398 and $321 at December 31, 2002 and September 30, 2003, respectively.

The following table lists our cash contractual obligations as of September 30, 2003.

                                             Payments Due by Period
                                   --------------------------------------------
      Contractual Obligations         Total     Less than 1 year      1-3 years
-------------------------------------------------------------------------------
Capital Lease/Loan and Other
Obligations, Including Interest        $226           $221               $5
-------------------------------------------------------------------------------
Operating Leases                         85             85               --
===============================================================================
Total Contractual Cash Obligations     $311           $306               $5
===============================================================================

     On June 30, 2003, we executed a modification agreement with T. F. Associates our landlord for our Tinton Falls, NJ location. This modification of our lease and surrender of space agreement has reduced our current operating lease rent by approximately $9 per month, representing a reduction in this lease of 44.8% monthly, to a new rent of approximately $14 per month beginning August 2003. In addition, such agreement modified the lease expiration from December 31, 2005 to December 31, 2003. We intend to renew such lease prior to January 1, 2004, the terms of which are in the process of negotiation.

     We entered into a full recourse factoring facility with GMAC Commercial Credit LLC ("GMAC") on July 9, 1997, which provided for aggregate advances not to exceed the lesser of $7 million or up to 85.0% of eligible receivables (as defined). Interest on such advances were payable monthly in arrears at the prime lending rate and we were obligated to pay certain annual fees. The factoring facility expired on July 20, 2003 and could have been extended on an annual basis thereafter until terminated by either party upon sixty days written notice. Our obligations under such facility were collateralized by substantially all of our assets. On May 30, 2003, we sent notice of our intention to terminate this agreement with GMAC.

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

     On October 1, 2003, we executed a Change in Terms Agreement with Ocean First Bank. Under the Change in Terms Agreement, our borrowing ability has been reduced to $500, which is secured by a required cash collateral of $500 along with substantially all of our assets.

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

     As of September 30, 2003, there were 1,933,416 shares of Series A Preferred Stock outstanding. As of September 30, 2003, the holders of the outstanding Series A Preferred Stock represented approximately 48.8% of our Common Stock on an as converted to Common Stock basis. The potential dilutive effect of the Series A Preferred Stock may have an adverse effect on our stock price and our ability to raise capital through the issuance of additional equity.

     The Series A Preferred Stock is subject to mandatory redemption by us four years after its issuance, beginning March 2005, at a stated value of $2.00 per share. The Series A Preferred Stock may also be deemed at the option of the Company or the holder under certain conditions. Subject to certain conditions, holders of Series A Preferred Stock have a right of first offer with respect to the issuance of any new securities which would reduce such holder's holdings by 10% or more.

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

     Subject to the risks discussed in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-K, we believe that our existing available cash, credit facility, and the cash flow expected to be generated from operations will be adequate to satisfy our current and planned operations for 2003. There can be no assurance, however, that our operating results will achieve profitability or adequate cash flow for 2003. The data storage industry has been struggling with reduced orders and increased competition resulting in losses, closings and layoffs throughout the industry. In addition, we incurred a net loss and utilized cash in our operating activities in the nine-month period ended September 30, 2003. During the nine months ended September 30, 2003, we reduced our work force by twenty-one, which represents savings of approximately $1,842 in annual salaries and benefits.

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

     Our condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses and utilized cash in our operating activities for the three and nine-month periods ended September 30, 2002 and 2003 and for the years ended December 31, 2000, 2001 and 2002. Further, our net sales have declined significantly during such periods and at September 30, 2003 we reported a stockholders' capital deficiency. For the year ending December 31, 2003, management anticipates an overall decrease in net sales. During the nine months ended September 30, 2003 management has reduced certain of our payroll and other costs and management's plan includes additional reductions as considered necessary in addition to continued marketing of our imaging and service capabilities. Management does, however, anticipate that net losses will continue and that additional cash will be utilized for operations during the year ending December 31, 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Changes to Critical Accounting Policies and Estimates

     There were no material changes in our critical accounting policies or methods used in the preparation of financial statements from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.    Controls and Procedures.

     Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our chief executive officer and acting chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of personnel changes, appropriate changes were made to cash disbursement, payroll and purchasing functions.

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

     During the last few weeks of September and early October, a number of employees, who represented the bulk of our imaging sales initiative, resigned from the Company. We believe that these former employees subsequently formed a company to compete with our imaging sales efforts. On October 10, 2003, we filed a complaint against this group of former employees alleging nine counts, including, among others, breach of contract, breach of loyalty, tortuous interference with existing contracts and conspiracy. On October 15, 2003, we sought and obtained a restraining order against these former employees that prohibits them from selling to, purchasing from, contacting, soliciting, diverting or otherwise seeking to take away any of our existing and prospective customers. We intend to vigorously pursue this action for monetary damages and injunctive relief.

     In addition we are, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of our management, the ultimate resolution of these matters will not have a materially adverse effect on our financial position.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

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


                                  STORAGE ENGINE, INC.



Date:  November 14, 2003          By:  /s/  Gregg M. Azcuy
                                     -----------------------------------------
                                      Gregg M. Azcuy
                                      President and Chief Executive Officer
                                     (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)